Form 10-Q
period 2023-09-30
Falcon's Beyond Global, Inc.
filed 2023-11-14
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41833

Falcon’s Beyond Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-0261853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6996 Piazza Grande Avenue, Suite 301
Orlando, FL	32835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 909-9350

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FBYD	The Nasdaq Stock Market LLC
Series A Preferred Stock, par value $0.0001 per share	FBYDP	The Nasdaq Stock Market LLC
Warrants to purchase 0.580454 shares of Class A common stock and 0.5 shares of Series A preferred stock, each at an exercise price of $11.50 per share	FBYDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2023, a total of 8,582,647 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 127,596,617 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

*	Falcon’s Beyond Global, Inc. operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, Falcon’s Beyond Global, Inc.’s future periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 will reflect the operations of the business combination referred to in the explanatory note.

EXPLANATORY NOTE

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “Pubco,” and the “Company” refer to Falcon’s Beyond Global, Inc., a Delaware corporation.

Pubco was incorporated in Delaware on July 8, 2022 solely for the purpose of effecting a business combination transaction (the “Business Combination”) among Pubco, Falcon’s Beyond Global, LLC, a Florida limited liability company (which has since redomesticated as a Delaware limited liability company, “Falcon’s”) and FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of January 31, 2023, as amended by Amendment No. 1 dated June 25, 2023, Amendment No. 2 dated July 7, 2023, and Amendment No. 3 dated September 1, 2023 (the “Merger Agreement”), by and among Pubco, Falcon’s, FAST II, and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Merger Sub”). As of September 30, 2023, Pubco was a wholly-owned subsidiary of Falcon’s.

The Business Combination was effected between October 5, 2023 and October 6, 2023 in two steps: (a) on October 5, 2023 (the “SPAC Merger Effective Time”), FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) on October 6, 2023 (the “Acquisition Merger Effective Time”), Merger Sub merged with and into Falcon’s (the “Acquisition Merger”), with Falcon’s as the surviving entity of such merger. Following the consummation of the Business Combination, the direct interests in Falcon’s were held by Pubco and certain holders of the limited liability company units of Falcon’s outstanding as of immediately prior to the Business Combination.

This Quarterly Report on Form 10-Q is being filed with respect to the interim period ended September 30, 2023, which was before the consummation of the Business Combination. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis, describe the business, financial condition, results of operations, liquidity and capital resources of Pubco prior to the Business Combination. As of September 30, 2023, and prior to the completion of the Business Combination, Pubco had no assets, no operations, and only nominal capitalization.

Following the filing of this Quarterly Report on Form 10-Q, Pubco will file Amendment No. 1 to its Current Report on Form 8-K, initially filed on October 12, 2023 (the “Form 8-K/A”). The Form 8-K/A will include the unaudited consolidated financial statements of Falcon’s for the three and nine month periods ended September 30, 2023 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Form 8-K/A will also include the unaudited consolidated financial statements of FAST II for the quarter ended September 30, 2023. Interested parties should refer to the Form 8-K/A for more information.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC.
(a wholly owned subsidiary of Falcon’s Beyond Global, LLC)
BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2023	As of December 31, 2022
Assets
Total assets	$—	$—

Liabilities and stockholder’s equity
Total liabilities	—	—
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 10 shares issued and outstanding	0.1	0.1
Due from stockholder	(0.1)	(0.1)
Total stockholder’s equity	—	—
Total liabilities and stockholder’s equity	$—	$—

FALCON’S BEYOND GLOBAL, INC.
NOTES TO THE SEPTEMBER 30, 2023 AND
DECEMBER 31, 2022 BALANCE SHEETS
(UNAUDITED)

1.	Description of business

Falcon’s Beyond Global, Inc., (the “Company” or “Pubco”), formerly Palm Holdco, Inc., is a wholly owned subsidiary of Falcon’s Beyond Global, LLC (“Falcon”) and was incorporated in Delaware on July 8, 2022. The Company was formed solely for the purpose of completing the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated January 31, 2023, as amended by Amendment No. 1 dated June 25, 2023, Amendment No. 2 dated July 7, 2023, and Amendment No. 3 dated September 1, 2023 (the “Merger Agreement”), by and among the Company, Falcon, FAST Acquisition Corp. II (“FAST II”), and Palm Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”). Following the consummation of the transaction contemplated by the Merger Agreement, the Company will be the surviving publicly traded corporation, and will own all of the equity interests in Falcon. See Note 4 – Subsequent Events for a discussion of the consummation of the transactions contemplated by the Merger Agreement.

Going Concern

Pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of the financial statements.

The Company is a wholly owned subsidiary of Falcon which has been engaged in expanding its physical operations through its unconsolidated joint ventures, developing new product offerings, raising capital and recruiting personnel and as a result has generated losses and negative cash flows from operations. As such, additional capital investments are required in order to execute the strategic plan of Falcon. While Falcon intends to raise additional capital through a combination of sources, there can be no assurances that such efforts will be successful. Accordingly, substantial doubt about Falcon’s ability to continue as a going concern is raised and as the Company is a wholly owned subsidiary of Falcon, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty should Falcon be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income and comprehensive income, changes in stockholder’s equity and cash flows have not been presented because there have been no activities in this entity for the nine months ended September 30, 2023 and period ended September 30, 2022.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets. Actual results could differ from those estimates.

Organization costs

Costs related to incorporation of the Company have been paid by Falcon and recorded as an expense of Falcon.

3.	Stockholder’s Equity

The Company’s authorized capital stock consists of 100 shares of common stock, with a par value of $0.01 per share. On July 8, 2022, the Company issued 10 shares of common stock to Falcon for aggregate consideration of $0.1.

The Merger Agreement provides for the reclassification of a number of membership units of Falcon necessary to meet initial listing requirements and clarify earnout targets.

On June 23, 2023, Falcon entered into an amendment to the credit agreement dated December 30, 2021 with Infinite Acquisitions, LLLP (“Infinite Acquisitions”) (as so amended, the “Credit Agreement”), pursuant to which (i) the Company joined as a party to the Credit Agreement, (ii) Infinite Acquisitions agreed to transfer, in its sole discretion, $4.8 million, a portion of the amounts due to Infinite Acquisitions under Falcon’s $10.0 million revolving credit facility to Infinite Acquisition’s equity holders (the “Debt Transfer(s),” all such transferred debt the “Transferred Debt” and each equity holder the “Debt Transferee”) and (iii) the Company, Falcon and Infinite Acquisitions agreed that each Debt Transferee shall have the right to cause the Company to exchange such Debt Transferee’s Transferred Debt for shares of the Company’s Series A Preferred Stock at the closing of the merger of Merger Sub with Falcon. See Note 4 – Subsequent Events.

4.	Subsequent Events

The Company has evaluated all subsequent events through November 14, 2023, which is the date on which the balance sheets and notes to the balance sheets were available to be issued.

On October 5, 2023 FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) on October 6, 2023 Merger Sub merged with and into Falcon (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in Falcon were held by Pubco and certain holders of the limited liability company units of Falcon outstanding as of immediately prior to the Business Combination.

Transferred Debt of $4.8 million was exchanged for an aggregate of 475,000 shares of Pubco Series A Preferred Stock at Closing.

The Business Combination is accounted for similar to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Following the closing of the Business Combination, Falcon’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continue to collectively have a controlling interest (as determined in accordance with GAAP) in Pubco through their control of Katmandu Ventures LLC, and through the membership of Lucas Demerau, Nathan Markey and Cory Demerau on the board of directors of the general partner of Infinite Acquisitions. As the Business Combination represents a common control transaction from an accounting perspective, the Business Combination is treated similar to a reverse recapitalization. As there is no change in control, Falcon has been determined to be the accounting acquirer and Pubco will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Falcon issuing stock for the net assets of Pubco, accompanied by a recapitalization. The net assets of Pubco will be stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination will be those of Falcon.

The total number of shares of Pubco Class A Common Stock outstanding immediately following the Closing was 7,985,976; the total number of shares of Pubco Class B Common Stock outstanding immediately following the Closing was 127,596,617; the total number of shares of Pubco Series A Preferred Stock outstanding immediately following the Closing was 656,415; and the total number of Pubco Warrants outstanding immediately following the Closing was 8,440,667.

On November 6, 2023 the 656,415 shares of Pubco Series A Preferred Stock (the “Preferred Stock”) automatically converted into shares of the Pubco Class A Common Stock. Following the automatic conversion of the Preferred Stock, there are no outstanding shares of Preferred Stock. The conversion rate was 0.90909 shares of Pubco Class A Common Stock for each Preferred Stock, resulting in an aggregate of approximately 600,000 shares of Pubco Class A Common Stock to be issued upon conversion. Cash will be paid in lieu of fractional shares of Pubco Class A Common Stock.

In connection with the automatic conversion of the Preferred Stock, the outstanding Pubco Warrants will no longer be exercisable for (i) 0.580454 shares of Pubco Class A Common Stock and (ii) 0.5 shares of Preferred Stock. Each outstanding Pubco Warrant will now be exercisable for 1.034999 shares of Pubco Class A Common Stock pursuant to the terms of the Pubco Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “Pubco,” and the “Company” refer to Falcon’s Beyond Global, Inc., a Delaware corporation. The following discussion and analysis should be read in conjunction with the Unaudited Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including with respect to the effects of the Business Combination. These statements are based on the beliefs and assumptions of Pubco’s management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. While Pubco believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Pubco cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements can generally be identified by the use of words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “seek”, “should”, “strive”, “target”, “will”, “would” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements regarding the development of Pubco’s products, the amount of capital and other benefits to be provided by the Business Combination, estimates and forecasts of other financial and performance metrics, and projections of market opportunity and market share. These statements are based on various assumptions, whether or not identified in this Quarterly Report, and on the current expectations of Pubco’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as and must not be relied on by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of Pubco.

These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the likelihood of which could be adversely affected by (1) changes in domestic and foreign business, market, financial, political, and legal conditions in general and in the entertainment industry in particular; (2) volatility in the price of Pubco’s securities; (3) the enforceability of Falcon’s intellectual property, including its patents, and the potential infringement on the intellectual property rights of others, cyber security risks or potential breaches of data security; (4) any failure to realize the anticipated benefits of the completed transaction; (5) risks related to the rollout of Falcon’s business and the timing of expected business milestones; (6) the effects of competition on Falcon’s business; and (7) and those factors discussed in the section titled “Risk Factors” in the final prospectus of Pubco and definitive proxy statement of FAST II, dated September 15, 2023 (the “Proxy Statement/Prospectus”) that forms a part of Pubco’s Registration Statement on Form S-4 (File No. 333-269778) and was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 15, 2023 and other documents Pubco has filed, or will file, with the SEC. If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that Pubco presently knows, or that Pubco currently believes are immaterial, that could also cause actual results to differ from those contained in the forward-looking statements. In addition, the forward-looking statements reflect Pubco’s expectations, plans, or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q. Pubco anticipates that subsequent events and developments will cause Pubco’s assessments to change. However, while Pubco may elect to update these forward-looking statements at some point in the future, Pubco specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as a representation of Pubco’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. Accordingly, undue reliance should not be placed upon the forward-looking statements.

Overview

Pubco was incorporated in Delaware on July 8, 2022 solely for the purpose of effecting a business combination transaction (the “Business Combination”) among Pubco, Falcon’s Beyond Global, LLC, a Florida limited liability company (which has since redomesticated as a Delaware limited liability company, “Falcon’s”) and FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of January 31, 2023, as amended by Amendment No. 1 dated June 25, 2023, Amendment No. 2 dated July 7, 2023, and Amendment No. 3 dated September 1, 2023 (the “Merger Agreement”), by and among Pubco, Falcon’s, FAST II, and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Merger Sub”). As of September 30, 2023, Pubco was a wholly-owned subsidiary of Falcon’s.

As of September 30, 2023, and prior to the completion of the Business Combination, Pubco had no assets, no operations, and only nominal capitalization.

Recent Developments

The Business Combination was effected between October 5, 2023 and October 6, 2023 in two steps: (a) on October 5, 2023 (the “SPAC Merger Effective Time”), FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) on October 6, 2023 (the “Acquisition Merger Effective Time”), Merger Sub merged with and into Falcon’s (the “Acquisition Merger”), with Falcon’s as the surviving entity of such merger. Following the consummation of the Business Combination, the direct interests in Falcon’s were held by Pubco and certain holders of the limited liability company units of Falcon’s outstanding as of immediately prior to the Business Combination.

See our Current Report on Form 8-K, filed with the SEC on October 12, 2023, for more information about the consummation of the Business Combination.

See the Form 8-K/A, which will be filed following the filing of this Quarterly Report on Form 10-Q, for the unaudited consolidated financial statements of Falcon’s for the three and nine month periods ended September 30, 2023 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From inception to September 30, 2023, and prior to the Business Combination, Pubco had no operations.

Liquidity and Capital Resources

From inception to September 30, 2023, and prior to the Business Combination, Pubco had no assets and no liabilities.

Off-Balance Sheet Financing Arrangements

Pubco did not have any off-balance sheet arrangement as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, Pubco did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. As of September 30, 2023, and prior to the completion of the Business Combination, Pubco had no assets, no operations, and only nominal capitalization and accordingly no critical accounting estimates.

JOBS Act

Pubco is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Pubco has not elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Pubco, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of Pubco’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Pubco will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of Pubco’s Registration Statement on Form S-4 (File No. 333-269778), (b) in which Pubco has total annual revenue of at least $1,235,000,000, or (c) in which Pubco is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which Pubco has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period covered by this Quarterly Report on Form 10-Q, Pubco did not conduct any activities other than those incidental to its formation and matters contemplated by the Merger Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In designing and evaluating Pubco’s disclosure controls and procedures, Pubco’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Pubco’s management, with the participation of its principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of Pubco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, Pubco’s principal executive officer and principal financial officer concluded that Pubco’s disclosure controls and procedures were effective as of September 30, 2023.

As of September 30, 2023, prior to the completion of the Business Combination, Pubco had no assets, no operations, and only nominal capitalization and was a wholly-owned subsidiary of Falcon’s. In connection with the Business Combination, Falcon’s management identified several material weaknesses in the internal control over financial reporting of Falcon’s. For more information see the sections of the Form S-4 and Form S-1 entitled “Risk Factors - We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.”

Changes in Internal Control over Financial Reporting

There has been no change in Pubco’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Pubco’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Pubco is subject to those risk factors set forth under the caption “Risk Factors” in the Proxy Statement/Prospectus, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

2.1†	Amendment No. 2, dated July 7, 2023, to Amended and Restated Agreement and Plan of Merger, dated January 31, 2023, by and among FAST Acquisition Corp. II, Falcon’s Beyond Global, LLC, Falcon’s Beyond Global, Inc. and Palm Merger Sub, LLC (incorporated herein by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-269778) filed August 14, 2023).
2.2	Amendment No. 3, dated September 1, 2023, to Amended and Restated Agreement and Plan of Merger, dated January 31, 2023, by and among FAST Acquisition Corp. II, Falcon’s Beyond Global, LLC, Falcon’s Beyond Global, Inc. and Palm Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-269778) filed September 1, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Cecil Magpuri
Cecil Magpuri
Chief Executive Officer

Date: November 14, 2023	By	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer