Form 10-K
period 2023-12-31
Falcon's Beyond Global, Inc.
filed 2024-04-29
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-41833

FALCON’S BEYOND GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	92-0261853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1768 Park Center Drive Orlando, FL	32835
(Address of Principal Executive Offices)	(Zip Code)

(407) 909-9350

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FBYD	The Nasdaq Stock Market LLC

Warrants to purchase 1.034999 shares of Class A common stock, at an exercise price of $11.50 per share	FBYDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company at June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s Class A common stock began trading on the Nasdaq Stock Market LLC on October 6, 2023.

As of April 23, 2024, there were 11,816,629 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 125,596,617 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Falcon’s Beyond Global, Inc.

i

EXPLANATORY NOTE

We entered into that certain Amended and Restated Agreement and Plan of Merger, dated as of January 31, 2023, as amended by Amendment No. 1 dated June 25, 2023, Amendment No. 2 dated July 7, 2023, and Amendment No. 3 dated September 1, 2023 (the “Merger Agreement”), by and among Falcon’s Beyond Global, Inc., FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), Falcon’s Beyond Global, LLC, and Palm Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Falcon’s Beyond Global, Inc. (“Merger Sub”).

As contemplated by the Merger Agreement, the Business Combination (as defined below) was effected in two steps: (a) on October 5, 2023, FAST II merged with and into the Company, with the Company surviving as the sole owner of Merger Sub, followed by a contribution by the Company of all of our cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) on October 6, 2023, Merger Sub merged with and into Falcon’s Opco, with Falcon’s Opco as the surviving entity of such merger. Following the consummation (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Business Combination”), the direct interests in Falcon’s Opco are held by us and certain holders of the Falcon’s Opco units outstanding as of immediately prior to the Business Combination.

Glossary of Terms

The following are definitions of certain terms used in this Annual Report on Form 10-K:

we, us, our, the Company or Falcon’s	Falcon’s Beyond Global, Inc. and its subsidiaries
Class A Common Stock	The Company’s Class A common stock, par value $0.0001 per share
Class B Common Stock	The Company’s Class B common stock, par value $0.0001 per share
Exchange Act	The Securities and Exchange Act of 1934, as amended
Falcon’s Opco	Falcon’s Beyond Global, LLC
FBB	The Company’s Falcon’s Beyond Brands division
FBD	The Company’s Falcon’s Beyond Destinations division
FC	Falcon’s Central
FCG	The Company’s Falcon’s Creative Group division
FCG LLC	Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC
Fun Stuff	Fun Stuff, S.L., a wholly-owned subsidiary of Falcon’s Opco
Hershey	The Hershey Company
Karnival	Karnival TP-AQ Holdings Limited
Katmandu Park DR	Katmandu Park in Punta Cana, Dominican Republic
LBE	location-based entertainment
Meliá	Meliá Hotels International, S.A.
PDP	Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá
QIC	Qiddiya Investment Company
Raging Power	Raging Power Limited, a subsidiary of New World Development Company Limited
Series A Preferred Stock	The Company’s Series A preferred stock, par value $0.0001 per share, which automatically converted into shares of Class A Common Stock on November 6, 2023
Sierra Parima	Sierra Parima S.A.S., a joint venture between Falcon’s and Melia
Warrants	The Company’s warrants to purchase Class A Common Stock

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this in this Annual Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We may not be able to sustain our growth, effectively manage our anticipated future growth, implement our business strategies or achieve the results we anticipate.

●	The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.

●	Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and holders of our securities could suffer a total loss of their investment.

●	We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

●	Following the closure of Katmandu Park DR, our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

●	Our growth plans in FCG may take longer than anticipated or may not be successful.

●	Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

●	Anticipated synergies across our three business lines may not create the diversified revenue streams that we believe they will.

●	A significant portion of our revenue is derived from one large client and any loss of, or decrease in services to, that client could harm our results of operations.

●	Following the completion of the Strategic Investment (as defined below), the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.

●	The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

●	We are exposed to risks related to operating in the Kingdom of Saudi Arabia.

●	Our indebtedness and liabilities could limit the cash flow available for our operations, which may adversely affect our financial condition and future financial results. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our businesses.

●	We may expand into new lines of business in our FBB division and may face risks associated with such expansion.

●	We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

●	In certain jurisdictions into which we are currently contemplating expanding, we will rely on strategic relationships with local partners in order to be able to offer and market our products and services. If we cannot establish and maintain these relationships, our business, financial condition and results of operations could be adversely affected.

●	We are dependent on the continued contributions of our senior management and other key employees, and the loss of any of whom could adversely affect our business, operating results, and financial condition.

●	If we are unable to hire, retain, train and motivate qualified personnel and senior management for our businesses and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

●	Failures in, material damage to, or interruptions in our information technology systems, software or websites, and difficulties in updating our systems or software or implementing new systems or software could adversely affect our businesses or operations.

●	Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of services or theft of our assets.

●	Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.

●	Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

●	We are a holding company and our only material asset is our interest in Falcon’s Opco, and accordingly we will generally be dependent upon distributions from Falcon’s Opco to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

●	Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.

●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

●	If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and Falcon’s Opco might be subject to potentially significant tax inefficiencies, and the Company would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

●	As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

●	The Demerau Family is expected to have significant influence over stockholder decisions because of its share ownership.

●	Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Item 1. Description of Business

Overview

We are a visionary leader in innovative and immersive storytelling, sitting at the intersection of three potential high growth business opportunities, content, technology and experiences. We have three business divisions, which are conducted through five operating segments. Our three business divisions complement each other as we pursue our growth strategy.

Business Division	Operating Segment

Falcon’s Creative Group (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives, and software.	FCG

Falcon’s Beyond Destinations (“FBD”) develops a diverse range of entertainment experiences using both Falcon’s owned and third party licensed intellectual property, spanning location-based entertainment (“LBE”), dining, and retail.	Producciones de Parques, S.L. (“PDP”) Sierra Parima S.A.S. (“Sierra Parima”) Destinations Operations

Falcon’s Beyond Brands (“FBB”) endeavors to bring brands and intellectual property to life through animation, movies, licensing and merchandising (“L&M”), gaming, as well as ride and technology sales.	FBB

As referenced above, we operate at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. We believe the complementary strengths of our business divisions facilitates invaluable insights and streamlined growth.

We recently went public and listed our shares on Nasdaq on October 6, 2023 in connection with a de-SPAC transaction with FAST Acquisition Corp. II. FCG, PDP, and Sierra Parima are currently accounted for as equity method investments and represent a substantial portion of the Company’s operations.

Recent Developments

The Company’s portfolio of equity method investments has undergone recent strategic and operational changes, including through its intention to utilize an asset-efficient approach to the FBD business, to continue its strategic focus on the FCG business, and its growth plans for the FBB business.

Prior to July 27, 2023, FCG was a wholly-owned subsidiary of the Company. On July 27, 2023, pursuant to the Subscription Agreement (the “Subscription Agreement”) by and between FCG and QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), QIC agreed to invest $30.0 million in FCG (the “Strategic Investment”). As a result of the rights provided to QIC in connection with the Strategic Investment, FCG was deconsolidated as of July 27, 2023.

Following the Strategic Investment, the Company has been able to devote the necessary resources to realize its growth plans for FCG. For example, the Company recently entered into a Consultancy Services Agreement with QIC in January 2024 for a total contract value of up to approximately $83.1 million if we bid for and win all of the opportunities available to us under such agreement, pursuant to which, among other things, Falcon’s Treehouse, LLC, a subsidiary of FCG, agreed to provide certain design, technological and construction services for the first-ever Dragon Ball theme park. Falcon’s is the master planner, attraction designer, and creative guardian of the theme park. These services will be performed to assist QIC’s development efforts with Qiddiya, which is a giga-project focused on building destinations, programs and initiatives based on the power of play that will enhance the quality of life of visitors and residents. Qiddiya’s first development will be Qiddiya City, a city wholly dedicated to play and an epicenter of entertainment, sports, and culture, welcoming Saudi nationals, residents, and tourists alike. Further, as a result of FCG’s expected growth and expansion, the Company recently acquired and moved into a larger building in Orlando to meet the space requirement of the nearly 200 new employees the Company intends to hire to support FCG. In addition, in March 2024, we established the Falcon’s Beyond Global, LLC Long-Term Incentive Plan, effective as of January 1, 2024 (the “Opco Incentive Plan”) to allow Falcon’s Opco to reward certain eligible employees of Falcon’s Opco and its subsidiaries, including FCG, by granting incentive bonuses in the form of cash bonuses. Falcon’s Opco and QIC also entered into an amendment to the FCG LLC Amended and Restated Limited Liability Company Agreement in March 2024 to clarify QIC’s consent rights with respect to grants made under the Opco Incentive Plan. As a result of establishing the Opco Incentive Plan, QIC released in April 2024 the remaining $12.0 million investment into FCG pursuant to the terms of the Subscription Agreement.

In our FBD business, we are now utilizing an asset-efficient strategy, which is expected to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. For example, we are developing themed virtual ocean adventure attractions across Hong Kong and China through our joint venture with Raging Power Limited (“Raging Power”), a subsidiary of K11 Group. K11 Group is a subsidiary of the Hong Kong publicly traded New World Development Company Ltd, a major retail mall developer in China and Hong Kong. The first location is expected to open in 2025 at the new 11 SKIES complex adjacent to Hong Kong Airport.

In March 2024, the Katmandu Park in Punta Cana, Dominican Republic (“Katmandu Park DR”), was closed to visitors following financial, operational, and infrastructure challenges at the park. Katmandu Park DR, which is part of the Company’s unconsolidated Sierra Parima reporting segment and the Falcon’s Beyond Destinations business, was one of two entertainment destinations developed, owned and operated through two joint venture entities between the Company and Meliá Hotels International, S.A. (“Meliá”), and the closure of Katmandu Park DR did not immediately affect the operations of the other joint venture entity. Overall, our Sierra Parima segment experienced losses in 2023 as a result of the challenges encountered at the Katmandu Park DR following its opening in March 2023, and as a result, Sierra Parima determined that the fair value of its long-lived fixed assets was less than carrying value as of December 31, 2023 and recorded a fixed asset impairment, as described in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8, “Investments and advances to equity method investments,” to the Company’s audited consolidated financial statements included in “Item 8” of this Annual Report. The Company believes that the closure of the park is in the best interest of the joint venture. For more information about the joint ventures with Meliá, see “—Our Relationship with Meliá” below.

Our FBB division is focused on bringing Falcon’s brands and intellectual property to life through animation, movies, licensing & merchandizing, gaming, and technology. Further, FBB identifies third party brands and intellectual property that could be licensed by FBB and developed into compelling LBEs. For example, in January 2024, we entered into a licensing agreement with The Hershey Company (“Hershey”), pursuant to which we agreed to develop Hershey-branded LBE experiences featuring the snack company’s intellectual property, such as Hershey’s, Reese’s, Jolly Rancher, and Twizzlers, in both the United States and international markets. Additionally, as part of FBB we created Falcon’s Attractions Systems & Technologies in March 2024 as a brand name to operate our rides and attractions sales efforts within FBB.

Background of the Company

Our track record spans over 24 years with execution of over $120 billion worth of story-driven development projects in 27 countries. Historically, fifty-eight percent (58%) of first-time clients have contracted for additional services, and the scope of services contracted by returning clients averages 60 times the scope of the initial project. Falcon’s has won more than 30 prestigious industry awards.

The Falcon’s business, consisting of the business conducted by Falcon’s Treehouse, LLC and Falcon’s Treehouse National, LLC (the “Falcon’s Business”), began in 2000 with a focus on attraction design services and expanded into a broader array of services including master planning, media, interactive, and audio production, project management, and attraction hardware development, procurement, and sales.

The Katmandu business, consisting of business conducted by Katmandu Group, LLC and Fun Stuff, S.L. (the “Katmandu Business”), began in 2007 with the creation of the House of Katmandu theme park in Mallorca, Spain, later rebranded as Katmandu Park, which was our first instance of the “Big Experience, Small Footprint” themed entertainment concept used for developing entertainment destination resorts in major tourist destinations worldwide. The success of the House of Katmandu theme park in Mallorca led to the creation of a joint venture relationship between the Katmandu Business and Meliá in 2012.

In April 2021, the Falcon’s Business and the Katmandu Business were combined to form Falcon’s Beyond Global, LLC.

As our company and services evolved, in 2017 we registered “Falcon’s Creative Group” as a fictitious name with the State of Florida in order to formally conduct business under that name. Following the combination of Falcon’s Business with the Katmandu Business, Falcon’s formed Falcon’s Creative Group, LLC, which is an entity organized under the laws of the State of Delaware, and Falcon’s Beyond Destinations, LLC in March 2022 and Falcon’s Beyond Brands, LLC in June 2022, which are both entities organized under the laws of the State of Florida. The three entities were formed in anticipation of planned internal organizational movements to align with the purpose of Falcon’s three distinct operating divisions.

We maintain a website located at www.falconsbeyond.com. Our corporate filings, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Our Three Business Divisions

As referenced above and further described below, Falcon’s is organized into three business divisions: FCG, FBD, and FBB. Our three businesses contribute to and strengthen one another, amplifying our brand presence and creating diversified revenue streams.

FCG: Falcon’s Creative Group

Our FCG division creates master plans, designs attractions and experiential entertainment, and produces content, interactives, and software. Our in-house combination of design, media, and experiential technology enables us to deliver complete, integrated guest experiences.

The FCG division has recently experienced rapid growth through an increase in demand and expansion of project scope. This growth has been funded in part by the Strategic Investment, pursuant to which we agreed to prioritize any projects, products and purchase orders submitted by QIC. This increase in demand and expansion of project scope has resulted in the need to allocate additional resources and talent to FCG to ensure that contracted scopes of work can be delivered.

Strategic Investment by Qiddiya Investment Company

Overview

On July 27, 2023, pursuant to the Strategic Investment, QIC agreed to invest approximately $30.0 million in FCG through a private placement of preferred units by FCG LLC. Pursuant to the Subscription Agreement, upon the closing of the Strategic Investment, FCG LLC received a closing payment of $17.5 million (net of $500,000 in reimbursements relating to due diligence fees incurred by QIC). In April 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG LLC as a result of the establishment of the Opco Incentive Plan.

After giving effect to the transactions contemplated by the Subscription Agreement, FCG LLC has two members: QIC holding 25% of the equity interest of FCG LLC in the form of preferred units and Falcon’s Opco holding the remaining 75% of the equity interest of FCG LLC in the form of common units. In connection with the Strategic Investment, FCG LLC amended and restated its limited liability company agreement to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights and Falcon’s Opco and FCG LLC entered into an intercompany service agreement and a license agreement. In addition, FCG LLC agreed to indemnify the members of its board of managers for liabilities arising from their service in their respective roles.

Case Study: Qiddiya Water Theme Park

QIC selected Falcon’s as the lead master planner for a water theme park in Qiddiya, a planned tourism destination in Saudi Arabia. With multiple unprecedented themed and immersive water attractions, Falcon’s now-completed master plan for the water park alters the vision for the future of water theme parks. When built, the year-round water theme park is planned to span across more than 252,000 square meters and feature 23 rides and attractions, including seven that will be world firsts. It is expected to be the only water theme park in the world that offers a unique mix of dry and wet rides as well as state-of-the-art, competition-level facilities for water sports enthusiasts, including surfing and white-water rafting experiences.

Case Study: Dragon Ball Theme Park

QIC selected Falcon’s as the lead master planner, attraction designer and creative guardian of the first-ever Dragon Ball theme park, based on the popular comic book franchise. Unveiled at AnimeJapan on March 22, 2024, the Dragon Ball theme park experience will span over 500,000 square meters and will feature seven different themed lands that recreate various iconic locales from the original series, such as Kame House, Capsule Corporation, and Beerus’s Planet. Park guests will be able to create epic sagas of their own with the characters from the first Dragon Ball series to the latest Dragon Ball Super series in new and immersive ways.

FCG has a significant relationship with QIC which goes beyond QIC’s investment in FCG. Our sales objectives at FCG involve expanding the scope of current projects and acquiring new projects outside of QIC.

Life of a Project

As illustrated below, a typical theme park project may have a development timeline of four to five years from master planning to opening.

FBD: Falcon’s Beyond Destinations

We are now deploying an asset-efficient strategy in our FBD business. We believe this strategy aligns with Falcon’s “Big Experience, Small Footprint” themed entertainment concept. We aim to partner with developers who have existing commercial properties with established infrastructure and real estate management capabilities, which we believe will allow us to enter new markets and expand our operations more quickly, de-risk our FBD operations, and focus on our core competencies of bringing incredible experiences to people using our story-driven intellectual property. Our asset-efficient strategy will be used both for Falcon’s-owned intellectual property and for third-party brands that the Company has the rights to use through its FBB division.

Prior to the asset-efficient strategy now being deployed, the FBD division historically developed an asset-heavy range of products and services, including hotels, theme parks, and RD&E venues in premium beach destinations using Company-owned intellectual property.

Our Relationship with Raging Power Limited

Our relationship with Raging Power began on November 2, 2021, when the Company, Raging Power and Karnival TP-AQ Holdings Limited (“Karnival”), entered into a joint venture agreement, pursuant to which the Company became a 50% shareholder in Karnival.

Karnival plans to build our first joint venture LBE experience at the 11 SKIES project, located adjacent to the Hong Kong International Airport, which will be operated by K11, a subsidiary of New World Development Company Limited. The joint venture is developing a story-driven underwater interactive adventure, Vquarium, for the 11 SKIES project. Vquarium will explore oceans and waterways around the globe in a wonder-filled narrative that offers intimate and empowering encounters with virtual sea life to entertain, educate, and inspire. Using Falcon’s asset-efficient strategy, K11 is providing the real estate management and infrastructure and Falcon’s is providing the intellectual property development for Vquarium. Further, as part of the joint venture relationship, Karnival has contracted our FCG division to provide creative design services, media production services, and project management support. This will result in some of our capital investment in the joint venture being returned in the form of payment for services provided by FCG. Pursuant to the terms of the joint venture agreement, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing shareholder loans, which will be repaid based on a percentage of gross revenues from the operation of the LBE at 11 SKIES. Accordingly, the joint venture agreement provides that the Company will receive 16.6% – 20.6% of gross revenue of the LBE at 11 SKIES.

Following its debut at 11 SKIES, Falcon’s plans to expand the Vquarium experience beyond LBEs, across all forms of entertainment, including media content, video games, and consumer products. This intellectual property expansion model is core to our mission and purpose, to accelerate franchise activations concurrently across physical and digital experiences.

For more information about our joint venture relationship with Raging Power, see Note 8, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Our Relationship with Meliá

Our FBD resort destinations have historically been developed through two joint venture entities with Meliá. These joint ventures are currently structured as equal partnerships, with Falcon’s Opco and Meliá generally each making equivalent contributions of capital and/or assets needed to build out the properties owned by the joint ventures and having equal control. The joint ventures allow for shared responsibility in the more asset-intensive aspect of our FBD business (i.e., construction of the theme parks).

For more information about our joint venture relationships with Meliá, see Note 8, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report.

PDP Joint Venture

On December 13, 2012, Infinite Acquisitions Partners LLP (formerly Katmandu Collections, “Infinite Acquisitions”) and PDP entered into a joint venture and shareholders agreement with Meliá (as amended from time to time, the “PDP JV Agreement”), to form a joint venture to develop the Sol Katmandu Resort in Mallorca, Spain, which was subsequently rebranded as Sol Katmandu Park & Resort, and the Sol Tenerife hotel in Tenerife, Spain. In 2019, Infinite Acquisitions transferred its ownership interest in PDP, and all of its rights and obligations under the PDP JV Agreement and all related agreements, to Fun Stuff, a wholly-owned subsidiary of Falcon’s Opco.

Meliá provides PDP with hotel-related services pursuant to a hotel services agreement, and Fun Stuff provides PDP with hospitality and related services, as well as services to develop the leisure and entertainment aspects of the Sol Katmandu Park & Resort, pursuant to a leisure and entertainment service agreement, in each case, in exchange for 1.5% of the revenue from the Sol Katmandu Park & Resort, plus an additional amount as determined by reference to the gross operating profit of Sol Katmandu Park & Resort. Each of the agreements provide that it will automatically terminate in the event the PDP JV Agreement is terminated.

Sol Katmandu Park & Resort features the Katmandu Park, a small-footprint theme park located in the heart of the tourist center in Mallorca. Katmandu Park is based on the Company’s “entertainment with rooms” concept that locates entertainment options in the center of the leisure destination. The concept is designed to expand the addressable market for the entertainment beyond just hotel guests while providing a bookings differentiator to the hotel to drive higher room rates and occupancy levels than nearby peer properties. Our hotel outperforms surrounding comparable non-Katmandu Meliá hotels in Mallorca, enjoying higher occupancy and higher average room rates. The park is extensively themed based on our Katmandu intellectual property, immersing guests in the multiverse of Katmandu through interactive experiences, attractions, and custom content.

Sierra Parima Joint Venture

On June 26, 2019, Fun Stuff and Sierra Parima entered into a joint venture and shareholders agreement with Meliá (the “Sierra Parima JV Agreement”), to form a joint venture to develop Katmandu Park DR in Punta Cana, Dominican Republic.

Fun Stuff has historically provided Sierra Parima services related to the development of the RD&E attributes of the Katmandu Entertainment Center, including the Katmandu Park DR, shopping center, and dining elements owned by Sierra Parima pursuant to a leisure and commercial services agreement, in exchange for annual fees, as well as certain intellectual property, base and incentive fees as determined by reference to a revenue percentage. The leisure and commercial services agreement automatically terminates in the event that the Sierra Parima JV Agreement is terminated and also contains other termination rights in the event of a breach of the agreement by the other party.

In March 2024, the Katmandu Park DR was closed to visitors following financial, operational, and infrastructure challenges at the park. The Company believes that the closure of the Katmandu Park DR is in the best interest of the joint venture.

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with Accounting Standards Codification (“ASC”) 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The Company’s fifty percent share of the impairment recognized by Sierra Parima and the additional impairment of $14.1 million recognized by the Company are included within Share of gain (loss) from equity method investments in the Consolidated Statements of Operations for the year ended December 31, 2023. For more information about the impairment charge with respect to Sierra Parima, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, Note 8, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report, and “Item 1A. Risk Factors – The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.”

Falcon’s Central Development Plans

Leading our asset-efficient approach, we are now creating new partnered mix-use entertainment destinations to take advantage of high-traffic low-cost spaces in tourist destinations, such as shopping centers and repurposed superstructures. These destinations will be branded “Falcon’s Central” (“FC”). Each FC is expected to have a wide variety of retail, dining, and entertainment experiences which bring to life a diverse mix of owned and third party intellectual property, including Hershey and PBS Kids.

FBB: Falcon’s Beyond Brands

Our FBB division is our newest division, created with the mandate to deploy and monetize our original brands through strategic content and consumer product activations across multiple channels and markets. We seek to license partner brands to deploy their intellectual property for use in LBEs. Further, we seek to utilize third party intellectual property for consumer products which we may sell at LBEs or through online marketplaces.

Traditional brand development timelines can take many years or even decades to deploy across a broad range of vectors (e.g., physical theme parks, ride systems, media content and consumer merchandise). By contrast, our franchise execution model is designed to efficiently support brand activation and growth across a broad spectrum of deployment vehicles within a compressed timeline. We expect to leverage our in-depth data and insights to create and optimize characters, art styles and storylines for greatest audience impact, and to scale and monetize our offerings through ad-supported video on demand channels, such as YouTube, subscription-based video on demand channels, such as Netflix, and linear TV, such as ABC, where applicable, on social media channels and brand experiences in established metaverse platforms, like Roblox. The goal of this strategy is to accelerate consumer engagement and return on investment through a digital-first approach, leveraging scale and awareness to drive high margin monetization. We are focused on animation, movies, music, licensing and merchandizing, gaming, streaming, and ride and technology sales.

Our proprietary intellectual property includes The Hidden Realms of Katmandu, Cadim and the Monster Wave, Vquarium, ResQ, and Curiosity Playground.

We seek to enter into or have entered into third-party relationships with:

●	Certain brands featured on PBS Kids. In February 2023, we entered into a license agreement to use certain brands featured on PBS Kids. We seek to bring Xavier Riddle and the Secret Museum, Dinosaur Train, Odd Squad, and Wild Kratts into the physical realm through fun, interactive environments that seamless integration media with hands-on exploration.

●	Hershey. In January 2024, we entered into a licensing agreement with Hershey pursuant to which we agreed to develop Hershey-branded LBE experiences featuring the snack company’s intellectual property, such as Hershey’s, Reese’s, Jolly Rancher, and Twizzlers, in both the United States and international markets.

●	Tanseisha. In January 2024, we entered into a letter of intent with Tanseisha Co. Ltd., a Tokyo-based designer and creator of commercial and cultural facilities, to explore developing new themed entertainment experiences to bring popular Japanese anime and manga characters to life through LBE, games, movies, and more.

Competition

Each of our three business divisions face their own respective competitive landscapes.

FCG offers an extremely wide range of services to its outside clients and also works on internal development projects. Our broad services offerings include master planning, attractions and experiential entertainment design, and content, interactives and software production. Design studios doing work for outside clients with which we compete include FORREC Ltd., ITEC Entertainment, Jack Rouse Associates (JRA), PGAV Destinations, and Thinkwell Group. Media production studios doing work for outside clients with which we compete include Mack, Pixomundo, Super 78, and Weta Workshop. Design studios working on exclusively internal development include Merlin Magic Making Ltd., Universal Creative, and Walt Disney Imagineering.

FBD competes in the leisure and entertainment industry, which includes theme parks, LBEs, and hospitality. Market leaders include Merlin Entertainments, Meow Wolf, Legends, Andretti’s, Dave & Busters, Legoland Resorts, and Disney Resorts.

FBB competes in the digital entertainment content, consumer merchandising, and theme park ride and technology sales markets. All feature a wide range of competitors. In the consumer merchandising and entertainment content sectors, market leaders include The Walt Disney Company, Warner Bros. Discovery, Paramount and Moonbug. Within the attractions systems and technologies markets, FBB competes with Triotech, Dynamic Entertainment, Simtec, Simworx, and DOF Robotics.

Marketing

The Company’s overarching marketing strategy focuses on Company brand development and reputation management to help drive the business, as well as growing brand awareness and loyalty. Through targeted campaigns and strategic initiatives, our marketing efforts aim to increase Falcon’s brand visibility and recognition among target audiences including customers, clients, current and future investors, and current and potential future employees. We believe the Company’s marketing team is equipped to quickly adapt to evolving company programs and initiatives to ensure the most optimal marketing campaigns. We maintain an extensive public relations program working with an outside public relations firm to ensure visibility and top news outlet placements for all Company announcements. The Company has a strong organic digital presence with active social media platforms including Facebook, Instagram, X, LinkedIn, and YouTube, as well as a newly launched website that was redesigned in early 2024 to coincide with the Company’s growth and evolving key attributes. Additional marketing programs work to position the Company executives as industry thought leaders by participating in speaking engagements, having an active presence on LinkedIn, and exhibiting in relevant tradeshows. By building brand awareness and loyalty through integrated marketing efforts, the Company is working to lay the foundation for sustainable competitive advantage and market leadership.

Each Company business has its own targeted marketing plan that varies by division and customer type.

FCG’s marketing efforts are based largely on a business-to-business (“B2B”) approach. Given the 24-year history, FCG is generally well-known in the themed entertainment industry and therefore benefits from proven work history and customer referrals. To ensure that FCG maintains a proactive industry profile, FCG has a physical presence at key industry tradeshows and is an active participant in influential industry organizations such as the International Association of Amusement Parks and Attractions (IAAPA), the Themed Entertainment Association (TEA) and the Visual Effects Society (VES). FCG also has a robust digital marketing presence, including a visually rich website featuring imagery, company news, and examples of our design and media production as well as numerous case studies. This is complemented by targeted e-newsletters and blogs showcasing key project work and timely news. FCG has an established social media presence on channels including Facebook, Instagram, X, and YouTube, although the most successful channel given business-focused audience is its LinkedIn page, which has over 14,000 followers. FCG also produces a successful industry monthly podcast, Experience Imagination, that examines relevant topics in the themed entertainment industry to educate, inform and entertain listeners. Marketing promotes the podcast through owned and earned channels.

FBD’s marking program is focused on supporting projects under development by establishing each program’s narratives and communication priorities. This involves key collaborations such as marketing strategic planning with joint venture and licensed IP partners to align on integrated marketing efforts. For FBD’s franchise development, our marketing team leads the efforts working with Company creative guardians to identify and frame the project narratives while developing brand assets and guidelines. The overarching concept is to have the flexibility of creating new evolving consumer experiences traveling to an endless array of themed destinations from oceans to space, to the inner Earth and beyond.

FBB’s marketing program is still being refined and includes both B2B and business-to-consumer (“B2C”) approaches, integrating elements from our FCG and FBD marketing efforts. Brand licensing and distribution, as well as ride systems and technologies, are marketed via channels such as trade shows, summits, and publications. This marketing covers the licensing of proprietary intellectual property for the distribution of our original linear content, the licensing of our consumer merchandise, the licensing of third-party brands, and sales of Falcon’s proprietary ride systems and technologies. For example, our recent announcement of our collaboration with Hershey resulted in significant positive industry news stories and organic social media results. Further, Falcon’s Attractions Systems & Technologies launched in March 2024 as a commercial name for FBB to highlight the focus of rides and attractions sales. The launch was accompanied by an integrated marketing campaign, including a website, press announcement, e-newsletter, and posts on social media channels. On-going marketing efforts include industry-related engagement as well as owned and earned channels.

Sales

Our sales strategies vary by division.

FCG’s primary sales strategy is to provide priority access design services on Qiddiya projects in conjunction with QIC’s minority investment in FCG. The Company anticipates that the growth and expansion of FCG will continue to be strengthened by the previously-announced projects launched following the Strategic Investment, including the Consultancy Services Agreement with a total contract value of up to approximately $83.1 million if we bid for and win all of the opportunities available to us under such agreement. Our sales objectives at FCG involve expanding the scope of current QIC projects and acquiring new projects outside of QIC.

Secondary sales sources for FCG will be driven by sales leads sourced through new business marketing strategies and ongoing customer relationships. The Company maintains an ongoing relationship with most of its past customers in an effort to support the potential for future work for hire business. Illustrating the importance of repeat business, 58% of first-time clients have contracted for additional services, and the scope of services contracted by returning clients averages 60 times the scope of the initial project.

Both FBD and FBB businesses are in the development stage, and our sales efforts for these businesses are growth focused.

FBD has adjusted its development approach to support the growth of the business and the Company’s asset-efficient “Big Experience, Small Footprint” themed entertainment concept. The new strategy emphasizes focus on building strategic relationships with commercial developers and brands that have existing high-traffic commercial properties with established infrastructure and real estate management capabilities. These partnerships will help develop a diverse range of entertainment experience destinations featuring both Company owned and third party licensed intellectual property. The sales model for future LBE venues in development will rely on attraction ticket sales, retail, dining and merchandise revenue.

FBB recently launched a new brand fictious name, Falcon’s Attraction Systems & Technologies, for the sales of rides, attractions and technologies. The sales strategy is focused on B2B marketing efforts including trade shows and direct marketing to drive sales. Additionally, the Company is currently accessing potential acquisition targets to support growth. FBB expects to license media content to distributors, and to sell consumer products at our FBD locations, online direct-to-consumer channels, vertically integrated retail, and third-party marketplaces.

Intellectual Property Research and Development

The Falcon’s Business has decades of experience in intellectual property creation and expansion and in developing award-winning themed experiences and entertainment content. Over the last 24 years, we have provided planning and design services and developed innovative technologies culminating in over $120 billion of location-based entertainment projects realized. Our extensive work-for-hire history has provided a platform for our research and development, leading to our portfolio of award-winning proprietary technology and attraction systems, as well as patents covering some of these technologies and systems.

Much of our intellectual property has been developed and tested in-house at our Falcon’s X-Lab facility in Orlando, Florida — a versatile research facility and prototype laboratory, which is being relocated to our new headquarters, used as the central test lab to research and experiment with emerging technologies in innovative applications. We undertake proactive research on the experiential entertainment industry, focusing on strategies and technologies to facilitate the connection and interfacing between disparate proprietary, consumer, and commercial hardware and software systems to provide immersive interactive experiences in both the physical and virtual worlds. We have established a team to develop the full slate of software, hardware and systems that power our products, integrating product management, engineering, analytics, data science, and design.

We rely on a combination of patents, trademarks, copyrights, and trade secrets to protect our intellectual property rights and our success relies in part on our ability to protect our intellectual property rights. Our patents and patent applications cover our attraction systems and experiential technologies, including our motion simulator theater with suspended seating, circular motion theater, and interactive theater system. As of December 31, 2023, we hold 9 issued utility patents in the US and 1 issued utility patent in China, including patents for: CircuMotion Theater, a multi-dimensional, rotating platform that incorporates media content and special effects to create a fully immersive experience; Suspended Theater, which takes riders soaring across epic adventures delivering the unique sensation of flight in a new way; Falcon’s Vision, an augmented reality headset that is designed to be durable, functional, hygienic, and affordable for high-throughput LBEs; and ÄEONXP, a technology solution that gamifies a conventional attraction experience into a flexible and enduring ecosystem of narrative data, complete with consequential choice customizations, character progressions, worldbuilding, global high-score competitions, and an exciting infrastructure within which to cultivate organic social interaction and gaming communities. The foregoing 10 patents expire from 2027 to 2042. We have several utility patent applications pending in the U.S., including: SpectraVerse, which uses projection, tracking, and optical technologies to empower a joint social experience of individualized perspectives in a themed environment, without the need for a headset; and ON!X, a theater system which features continuous positional tracking, personalized player triumph moments, robust audience accessibility, and real-time scoring. Additionally, we feature some of our proprietary designs and technologies in Spheron Theater, which surrounds guests with edge blended, high definition video content, and SpectraVerse Game Bay, which uses our SpectraVerse intellectual property for small group play in an immersive atmosphere.

Our patents protect our competitive advantage by preventing third parties from infringing our proprietary inventions without our permission. We recognize the value of our intellectual property and vigorously defend our intellectual property rights. However, despite our efforts to protect our intellectual property, we may not be able to prevent third parties from developing similar technology or from infringing on our intellectual property rights. Any infringement could harm our business. See Item 1A. Risk Factors – “Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.”

We also own registered domain names and have entered into, and will continue to enter into, both in-bound and out-bound licensing agreements of our intellectual property and the intellectual property of third parties.

We rely on the intellectual property laws of the United States and other relevant jurisdictions, as well as licensing agreements, confidentiality and non-disclosure agreements, and other contractual protections, to safeguard our intellectual property assets.

Our on-boarding policy requires each of our employees to enter into a confidentiality agreement which provides that all inventions and discoveries that are conceived or made by such employee during their employment which relate in any manner to Falcon’s current business or future business will be the sole property of Falcon’s. Additionally, independent contractors involved in the creation and/or development of intellectual property for Falcon’s execute agreements that include confidentiality, work-for-hire, and intellectual property assignment provisions providing that Falcon’s owns the results and/or deliverables created under such agreements. We also take reasonable steps to control and monitor access to our software, documentation, proprietary technology, and other confidential information.

We continue to evaluate additional intellectual property protections to the extent we believe they would be beneficial and cost-effective. We intend to vigorously defend our intellectual property rights and our freedom to operate our business. Despite our efforts to protect our intellectual property assets, our intellectual property could be deemed invalid or unenforceable or otherwise challenged and such efforts may be circumvented or otherwise unsuccessful. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Our Intellectual Property” for a description of the risks related to our intellectual property.

Customers and Concentration of Customer Risk

Our business divisions have significant individual customer relationships. FCG in particular tends to have customers that individually represent a significant amount of its consolidated revenues given that it is limited in the number of customers it can service for large master planning and design projects at any one time. Our FCG customers are often themed entertainment developers and operators, museums, zoos, aquariums, cruise lines, media producers, intellectual property holders, and others based in the United States and in 27 other countries. We are proud to have worked with QIC, MOTIONGATE Dubai, Fosun International Limited, the IMG Group, Delaware North Companies, The Walt Disney Company, Universal Studios, and the National Geographic Society, to name a few.

For the year ended December 31, 2023, FCG’s largest customer, QIC, generated an aggregate of approximately 81% of FCG’s revenue.

QIC, a corporation wholly owned by Saudi Arabia’s Public Investment Fund, has engaged FCG to provide services for Qiddiya, a planned tourism destination and one of a series of large-scale projects to be constructed in Saudi Arabia. Qiddiya is planned to consist of 367 square kilometers of leisure and theme parks, sports arenas, academies for sports and the arts, concert and entertainment venues, racetracks and outdoor and adventure activities alongside nature and environment experiences. Since 2018, FCG has been engaged to lead the design of 26 different entertainment assets located in Qiddiya, including the now-completed master plan for its water theme park. The water theme park will be the country’s first and the region’s largest.

Various services agreements with QIC have been entered into between July 2018 and March 2024, providing for the provision of design, consultancy, creative guardianship, media production, and/or ride hardware procurement services related to the development of Qiddiya. Each of the agreements that we have entered into contains the scope of services and completion milestone requirements applicable to each particular entertainment asset or services to which the agreement relates. Because our work for Qiddiya is not subject to a master services agreement, our and QIC’s rights and obligations and our time to complete a specific task may vary from agreement to agreement and the terms and conditions of each agreement is generally tailored to the specific project or services covered by the applicable agreement. As of April 26, 2024, we have 11 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other.

Government Regulations

Given that we operate in several industries and geographically diverse locations, our operations are subject to a variety of rules and regulations. Several non-U.S. and U.S. federal and state agencies regulate various aspects of our business. We are subject to applicable laws and regulations in the United States and other countries in which we operate, and the rules and regulations of various governing bodies, which may differ among jurisdictions, including, without limitation, with respect to export restrictions, economic sanctions, consumer protection and privacy, data usage, data integrity, cybersecurity, intellectual property, content requirements, trade restrictions, tariffs, taxation and anti-corruption. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as foreign, federal, state, and local administrative agencies. We may be required to incur costs to comply with these requirements, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Regulatory, Tax, Legal and Compliance Matters” for a description of the risks related to the potential impact of government regulations.

Falcon’s Creative Group

FCG is subject to applicable federal and state regulation in the United States, including, without limitation, regulations relating to protection of intellectual property, such as copyright, patent, and trade secret and other propriety-rights laws and regulations. See “—Intellectual Property Research and Development” above for further information about how we use U.S. laws to protect our intellectual property rights. Our products available in international markets are also subject to applicable U.S. and non-U.S. laws and regulations. When FCG is contracted to integrate its products with overseas businesses, we are subject to the laws and regulations relating to, as applicable, temporary work authorizations or work permits and other immigration matters of the countries where those businesses are located. These laws and regulations are continually evolving and are subject to change over time. See “Risk Factors – We are exposed to risks related to operating in the Kingdom of Saudi Arabia” for regulatory and legal risks with respect to our relationship with QIC, and see “—The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation” for more information about regulatory and legal risks generally.

Falcon’s Beyond Destinations

FBD and its joint venture entities and operations are subject to applicable environmental laws and regulations in the countries in which they operate hotels, theme parks, FCs or other properties, such as laws and regulations relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these laws and regulations, should circumstances warrant, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing with respect to our property. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Regulatory, Tax, Legal and Compliance Matters — United States or international environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.”

At our hotels and theme park, Falcon’s, Meliá, our joint ventures, and third-party service providers collect, use and retain large volumes of guest data, including credit card numbers and other personally identifiable information, for business, marketing and other purposes. We also maintain personally identifiable information about our employees. As such, we are subject to applicable security and data privacy laws and regulations in the countries where we operate regarding protection against the risk of theft, loss or unauthorized or unlawful use of guest, employee or company data. For example, FBD is subject to the General Data Protection Regulation (“GDPR”), which became effective on May 18, 2018. This EU law governing data privacy and protection applies to all of our activities conducted from an establishment in the EU or related to certain of our products and services offered in the EU, and imposes a range of compliance obligations regarding the handling of personal data.

In addition, our joint ventures are subject to other governmental regulations in the countries where they operate including, without limitation, labor, zoning and land use, minimum wage and health and safety regulations applicable to hotel, restaurant and theme park construction and operations.

Falcon’s Beyond Brands

FBB is subject to applicable laws and regulations of the United States and other jurisdictions where it operates, including, without limitation, those relating to protection of intellectual property and data privacy and security. FBB, in its partnerships with other brands and content creators, will work alongside licensors to assist in protecting the intellectual property of others in certain instances. We must design and operate our products and services in compliance with the applicable laws and regulations of the relevant jurisdiction(s).

Human Capital Management

The Company

Our key human capital management objectives are to attract, retain and develop the highest quality talent throughout our company. To support these objectives, we strive to provide our employees good working conditions and competitive pay, as well as a wide range of benefits programs to eligible employees. We continuously evaluate our benefits programs and policies to meet present and future employee needs and desires. These programs and policies are intended to ensure the well-being of our employees. Programs and policies applicable to our U.S. employees generally include, but are not limited to, access to medical, dental, life, short-term and long-term disability insurance benefits, a 401(k) and profit-sharing plan to assist employees in saving for their future and paid vacation and holidays.

At Falcon’s, culture is not just an incidental by-product of working together, it’s our way of life. We believe in integrity, inclusion, diversity, and fairness, as shown by the employee initiatives that we encourage and enforce:

●	respectful communication and cooperation between all employees;

●	teamwork and employee participation, encouraging the representation of all groups and employee perspectives;

●	work/life balance through flexible work schedules to accommodate employees’ varying needs; and

●	employer and employee contributions to our communities to promote a greater understanding and respect for diversity.

As of December 31, 2023, we had 116 full-time employees, of which 102 were based at our Orlando headquarters and 14 were based in the Philippines. None of our U.S. or Philippines-based employees are covered by collective bargaining agreements. This does not include employees of our joint venture entities, which are discussed below.

In 2023, Falcon’s was awarded the Top Workplaces Orlando regional award by Orlando Sentinel for the second year in a row.

We consider our employees relations to be good.

Our Joint Ventures

As of December 31, 2023, our two joint ventures with Meliá had approximately 297 year-round, full-time employees, of which 161 were based in Spain and 136 were based in the Dominican Republic. In Spain, as of December 31, 2023, there were an additional 361 full-time and partial-time employees that work all or a part of the operating season of the given property.

All of the Spanish joint venture employees are subject to collective bargaining agreements governed by Estatuto de los Trabajadores (the “Workers’ Statute”) of Spain. These agreements are reached after negotiations between unions, industry representatives and public administrators. At the beginning of 2023, there was a pre-agreement announced for a 5.0% wage increase in 2023 and 3.3% in 2024 (applying only to the positions that are being remunerated with the collective bargain agreement).

Insurance

The Company

We maintain insurance, excess coverage, or reinsurance for property and commercial general liability, personal and advertising injury, automobile liability, professional services liability, workers’ compensation, cybersecurity. and other coverage in amounts and on terms that our management believes are commercially reasonable and appropriate, based on our actual claims experience and expectations for future claims.

We also maintain insurance for our non-US activities and operations including commercial general liability, automobile liability, employer’s liability, kidnap and ransom, and other coverage in amounts and on terms that our management believes are commercially reasonable and appropriate, based on our actual claims experience and expectations for future claims.

There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. See “Risk Factors – Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.”

Meliá-Falcon’s Joint Venture Entities

Our joint venture entities maintain insurance for property, professional services liability, commercial general liability and other appropriate coverage in amounts and on terms that our management believes are commercially reasonable and appropriate for businesses operating in the tourism industry in the geographies in which we operate, based on Falcon’s, Meliá’s and the joint ventures entities’ actual claims experience and expectations for future claims. The joint venture entities also maintain general accident insurance and life insurance. This general liability insurance provides coverage for hotel and theme park employees’ death and incapacity, resulting from our operations. We believe these insurance policies are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. In addition, the joint ventures maintain what we believe to be appropriate levels of insurance coverage in areas where there is a high probability of severe weather events or earthquakes.

The types and levels of coverage the joint ventures obtain may vary from time to time depending on their view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and they may experience material losses that exceed, or are not covered by, their insurance.

We generally evaluate our insurance policies on an annual basis, which may involve renegotiation of terms as necessary. The majority of our current insurance policies were renewed at the beginning of the second quarter of 2023. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

Business and Business Development Risks

We may not be able to sustain our growth, effectively manage our anticipated future growth, implement our business strategies or achieve the results we anticipate.

We have a limited operating history and have experienced substantial growth over the last three years due, in large part, to the combination of Falcon’s Treehouse, LLC and its subsidiaries and Falcon’s Treehouse National, LLC with Katmandu Group, LLC and Fun Stuff, S.L. in April of 2021, the Business Combination with FAST Acquisition Corp. II in October 2023, which resulted in the Company becoming a public company with its securities traded on Nasdaq, and the Strategic Investment by QIC. However, recent growth rates may not be indicative of our future performance due to our limited operating history as a combined company and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or in connection with the completion of the Business Combination, and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

In addition, our growth and expansion have placed, and will continue to place, significant strain on our management and resources. This level of growth may not be sustainable or achievable in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenue, diversify monetization methods including by direct to consumer offerings, vertically-integrated retail and third party marketplaces, attract and retain creative contributors and business partners, increase customer engagement, continue developing innovative technologies, experiences and attractions in response to shifting demand in leisure and entertainment preferences, increase brand awareness and licensing, increase our hospitality expertise, expand into new markets, raise capital and continue to execute our legacy business.

Furthermore, our franchise execution model (see “Business — FBB: Falcon’s Beyond Brands”) is dependent upon each of our divisions working together to deploy our intellectual property across a broad range of vectors nearly simultaneously (e.g., physical theme parks, media content and consumer merchandise). To do so successfully will depend not only on the availability of our management and resources, but also on the adoption of our intellectual property by consumers in a number of forms.

We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.

Under accounting principles generally accepted in the United States, we review certain assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Further, we review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. The outcome of such testing previously has resulted in, and in the future could result in, impairments of our assets, including our property, plant, and equipment, intangible assets, goodwill and/or our equity method investment in our joint ventures.

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with ASC 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The Company’s fifty percent share of the impairment recognized by Sierra Parima and the additional impairment of $14.1 million recognized by the Company are included within Share of gain (loss) from equity method investments in the Consolidated Statements of Operations for the year ended December 31, 2023. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. For more information about the impairment charge with respect to Sierra Parima, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8 “Investments and advances to equity method investments” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in our joint venture with Sierra Parima) require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, timing of operations, and other factors. We evaluate long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323, Investments: Equity Method Investments and Joint Ventures (ASC 323)). When a quantitative assessment is performed, we use estimates and assumptions in estimating our reporting units’, our long-lived assets’ and our equity method investment’s fair values that we believe are reasonable and appropriate at that time; however assumptions and estimates are inherently subject to significant business, economic, competitive and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect our results of operations and financial position.

We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our other equity method investments, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. Impairments to our equity method investment in our joint venture with Sierra Parima have materially and adversely affected our results of operations in the past, and could again in the future, as could reductions in the carrying value of any intangible assets or our other equity method investments.

Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and holders of our securities could suffer a total loss of their investment.

For the year ended December 31, 2023, we incurred a loss from operations of $57.0 million and negative cash flows from operating activities of $23.4 million. Management has concluded, and the report of our auditors included in this Annual Report reflect, that there is substantial doubt about our ability to continue as a going concern within 12 months after the date of this filing. Since our inception, we have funded our operations since inception primarily through financing transactions such as related party and third party loans and the Strategic Investment and have incurred recurring net losses and negative cash flows.  We will require additional capital in order to fund currently anticipated expenditures and to meet our obligations as they come due. See “—We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all” below for additional information related to the risks of obtaining additional capital.

Substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are available to be issued. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our publicly traded securities and our ability to raise new capital or enter into partnerships or strategic collaborations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We will continue efforts to remedy the conditions or events that raise this substantial doubt, however, as some components of these plans are outside of management’s control, we cannot offer any assurances they will be effectively implemented. We also cannot offer any assurance that any additional financing will be available on acceptable terms or at all. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through financing transactions such as related party and third party loans and the Strategic Investment. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. Prior to the deployment of our asset-efficient strategy in our FBD business, we had previously engaged in expanding our physical operations through our equity method investments, and we are continuing to develop new product offerings and hire additional personnel. As a result, we incurred a loss from operations of $57.0 million for the year ended December 31, 2023, accumulated deficit attributable to common stockholders of $69.9 million as of December 31, 2023, and negative cash flows from operating activities of $23.4 million for the year ended December 31, 2023. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, as of December 31, 2023, we have unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million). However, we do not currently have the liquidity to fund such amounts and the ability to do so in the future is contingent upon securing additional financing or capital raises.

Additional financing may not be available on terms favorable to us, if at all, or the cost of additional financing may be exceedingly high. In particular, the ongoing invasion of Ukraine by Russia and Israel-Hamas war have caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities or to implement our strategy, particularly with respect to our FBD and FBB divisions, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, preferred stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Following the closure of Katmandu Park DR, our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

In our FBD business, we may encounter difficulties in adapting our asset-efficient strategy or in developing and maintaining effective joint partnerships with our existing JV partners, Meliá and Raging Power, and/or with new joint venture partnerships. We expect our asset-efficient strategy to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. However, we may not be able to execute on such strategy effectively. For example, we may not be able to negotiate agreements with our existing joint venture partners or with new joint venture partners on terms that are acceptable to us or at all, and our ability to successfully operate an asset-efficient model exposes us to different risks than we face with an asset-heavy model, as we will be increasingly subject to the risks inherent in third-party infrastructure over which we would have limited control. Further, our efforts to reduce our existing capital expenditures may not be successful. For example, while we believe the recent closure of Katmandu Park DR to visitors was in the best interest of the Sierra Parima joint venture with Meliá because the closure eliminates potential ongoing operational losses at the Katmandu Park DR, there may be unexpected consequences of the closure that negatively impact our business or that of our joint venture partner, whereby such unexpected consequences could be the basis for a dispute with our joint venture partner.

Further, even with an asset-efficient business model, our FBD business may still be subject to traditional risks associated with resort and theme park development, acquisition, expansion, repositioning and rebranding, including, among others:

●	construction delays or cost overruns that may increase project costs;

●	receipt of zoning and other required governmental permits and authorizations;

●	increased costs due to competition for labor, including employees and subcontractors, skilled in emerging technology;

●	strikes or other labor issues;

●	restrictions or delays in transportation and import-export procedures;

●	delays or cost inflation in the supply chain and third-party vendors required to develop the resorts and parks;

●	development costs incurred for projects that are not pursued to completion;

●	investment of substantial capital without, in the case of developed or repositioned resorts, immediate corresponding income;

●	results that may not achieve our desired revenue or profit goals;

●	acts of nature such as earthquakes, wildfires, hurricanes, volcanic eruptions, floods or fires that could adversely impact a resort;

●	ability to raise capital, including construction or acquisition financing; and

●	governmental restrictions on the nature or size of a project.

In addition, in the future, certain of our construction timelines may be lengthened and/or require increased development costs due to competition for skilled construction labor and employees with relevant technical expertise, disruption in the supply chain for materials, increased costs for raw materials and supplies, rising inflation, the conflict between Russia and Ukraine and, more recently, the Israel-Hamas war; and these circumstances could continue or worsen in the future. As a result of the foregoing, we cannot assure you that any of our development, acquisition, expansion, repositioning and rebranding projects will be completed on time or within budget or that the ultimate rates of investment return will be as we forecasted at the time the project was commenced. If we are unable to complete a project on time or within budget, the resort and/or theme park’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

The FBD properties, including the resorts owned and operated by our PDP joint venture with Meliá, also have an ongoing need for renovations, rebranding and other capital improvements and expenditures, including to replace furniture, fixtures and equipment from time to time as the need arises. While we believe the recent closure of Katmandu Park DR to visitors should help reduce our ongoing capital expenditures, particularly with respect to our Sierra Parima joint venture, we still own significant assets through our PDP joint venture, including a hotel in Tenerife, Spain and a hotel and theme park in Mallorca, Spain.

In addition, because a principal competitive factor for a theme park or other attraction is the uniqueness and perceived quality of its rides and experiential technologies, we must make significant up-front and continued capital investments, from the initial construction of the theme parks through maintenance and potentially the addition of new rides, attractions and technologies. These up-front and continued capital investments may not ever result in net income.

In addition to liquidity risks, these capital expenditures may result in declines in revenues while hotels and parks are in initial construction, while rooms, restaurants, rides or attractions are out of service for rebranding or maintenance, and while areas of our properties are closed due to capital improvement projects. We expect our costs will increase over time, and our losses may continue, as we expect to continue to invest additional funds in expanding our business and sales and marketing activities. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to continue increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. For example, following the opening of our Katmandu Park DR in March 2023, we experienced various financial, operational, and infrastructure challenges that led to lower than planned open days and attendance at the park. As a result, in March 2024 we closed Katmandu Park DR to visitors. For more information about the closure of the Katmandu Park DR, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8 “Investments and advances to equity method investments” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

The costs of capital improvements, expenditures or any of the above noted factors, or if we are unable to generate adequate revenue growth and manage our expenses, could have a material adverse effect on us, including our financial condition, liquidity and results of operations. There is also a risk that our estimates of the cost of such capital improvements will not be accurate, causing us to seek additional financing and creating construction delays. In addition, any construction delays or ride downtime can adversely affect attendance at our hotels, theme parks and other interactive attractions and our ability to realize revenue growth.

Our growth plans in FCG may take longer than anticipated or may not be successful.

Developing FCG requires ongoing investment in personnel and infrastructure. We recently acquired and moved into a larger building in Orlando to meet the space requirement of the nearly 200 new employees that we intend to hire to support FCG. Our growth plans for FCG place significant demands on our management and operating personnel, and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Depending upon the timing and level of revenues generated from FCG, including through the Consultancy Services Agreement with QIC and other initiatives, the related results of operations and cash flows we anticipate from FCG may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

FCG offers extensive master planning, attractions and experiential entertainment design and digital media services and our experiential technologies to customers, including FBD, seeking to create themed experiences based on their own intellectual property. FBB’s business model is to deploy, expand and monetize proprietary and partner brands and intellectual property across multiple media and experiential channels. As such, increasingly, our intellectual property and technologies will be deployed in large-scale, complex technology environments, and we believe our future success will depend our ability to increase sales of our intellectual property and technologies for use in such deployments.

FCG’s ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on its customers’ environments and their abilities to effectively integrate FCG’s technologies in their existing facilities. In addition, FCG’s ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel, independent contractors and subcontractors, with experience in supporting customers in the use of tools and technologies such as ours. As the number of FCG’s customers grows, that growth may put additional pressure on FCG’s services teams, and FCG may be unable to respond quickly enough to accommodate short-term increases in customer demand for its services. FCG may also be unable to modify the future scope and delivery of its services to compete with changes in the services provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as FCG continues to grow its operations and expand its global customer base, FCG needs to be able to provide efficient services that meet its customers’ needs globally at scale, and its services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If FCG is unable to provide efficient services globally at scale, our ability to grow FCG’s operations may be harmed, and FCG may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

FCG’s customers typically need training in the proper use of our technologies. If FCG does not effectively deploy our technologies, if we fail to update or upgrade our technologies, or if FCG fails to help customers quickly resolve post-deployment issues and provide effective ongoing services, our ability to sell additional intellectual property, technologies and services to existing customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. As a result, FCG’s failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

FCG provides inter-company services to a variety of FBD entertainment experiences, including LBE, dining and retail. Therefore, delays or impairments in the quality of FCG services will likely impact the development of FBD products, in turn adversely impacting FBD’s business, financial condition and results of operations.

Further, FBB’s ability to provide effective services and execute on its business strategy depends upon its ability to effectively deploy our and third party brands’ intellectual property across multiple media and experiential channels, such as animation, movies, music, licensing and merchandizing, gaming, streaming, and ride and technology sales. This means that FBB’s success depends disproportionately on its ability to successfully develop proprietary and third party brands across disparate consumer bases, technologies and geographies and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy will require us to acquire, build, invest in and develop our competencies in disparate areas, which will require significant effort, time and money, with no assurance of success. The success of FBB’s franchise execution model also requires significant alignment and integration among our business divisions and between FBB and third party brands. If FBB is unable to successfully develop, maintain and expand key proprietary and third party brands as planned, our business performance could suffer. Further, if the consumer market does not broadly adopt our intellectual property, FBB’s franchise execution model would be impacted and we would be unable to implement our current business strategy.

Anticipated synergies across our three business lines may not create the diversified revenue streams that we believe they will.

We may encounter difficulties in developing and maintaining mutually beneficial and synergistic relationships among our three business divisions. While we believe that the FBD, FCG, and FBB businesses mutually reinforce each other in a variety of ways, achieving such anticipated benefits and synergies is subject to a number of uncertainties. It is possible that operations across three distinct business lines may result in higher than anticipated costs and lower than anticipated revenue and/or decreases in the amount of expected net income, all of which would adversely affect our business, financial condition, and operating results.

A significant portion of our revenue is derived from one large client and any loss of, or decrease in services to, that client could harm our results of operations.

A limited number of industry customers have contributed a significant portion of our revenues in the past and are projected to do so in the future. In particular, FCG has one major customer, QIC, which represents approximately 81% and 93% of FCG’s revenue for the years ended December 31, 2023 and 2022, respectively, and we expect QIC to represent a significant majority of FCG’s revenue for the year ended December 31, 2024. We are likely to continue to experience ongoing customer concentration. It is possible that revenue from QIC may not reach or exceed historical levels in any future period. Each of the agreements that we have entered into with QIC contains the scope of services and completion milestone requirements applicable to each particular entertainment asset or services to which the agreement relates. Because our work for Qiddiya is not subject to a master services agreement, our and QIC’s rights and obligations and our time to complete a specific task may vary from agreement to agreement and the terms and conditions of each agreement is generally tailored to the specific project or services covered by the applicable agreement. As of April 26, 2024, we have 11 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other. Although we believe that we have a strong relationship with QIC, if QIC moves their business elsewhere it would have an adverse effect on our profitability, particularly the profitability of FCG.

Following the completion of the Strategic Investment, the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.

In connection with the Strategic Investment, Falcon’s Opco, FCG LLC and QIC entered into a third amended and restated limited liability company agreement of FCG LLC, as amended on March 18, 2024 (the “FCG A&R LLCA”), which grants certain consent, preemptive and priority rights to QIC with respect to FCG LLC and its subsidiaries, and in some instances, the Company and Falcon’s Opco. The FCG A&R LLCA was amended on March 18, 2024 to provide QIC with additional consent rights over incentive bonuses.

Under the FCG A&R LLCA, for so long as QIC holds at least 25% of the preferred units in FCG LLC it subscribed for in connection with the Strategic Investment:

●	QIC’s consent is required to approve certain of FCG LLC’s and its subsidiaries’ activities, including, but not limited to:

●	the issuance of equity securities;

●	the payment or declaration of dividends;

●	the approval of a project that, individually or in the aggregate, would interfere with the QIC Priority Commitment (as defined below);

●	entering into affiliate transactions;

●	the granting of any exclusive license to material intellectual property or the abandonment or allowing the lapse of any material intellectual property;

●	any amendment to the FCG A&R LLCA;

●	changing in a material way FCG LLC’s or any of its subsidiaries’ business strategy, including entering into a new line of business or discontinuing any material line of business;

●	effecting any investment, acquisition, joint venture, strategic partnership or similar arrangement, in each case, in which such transaction or series of related transactions has an aggregate transaction value in excess of $1.0 million over the course of any calendar year;

●	changing materially the remuneration (including equity awards) of, or terminating (other than for cause), any executive or the head of any organizational division of FCG LLC or its subsidiaries;

●	the purchase or redemption of any units or other equity securities of FCG LLC or its subsidiaries, except for units issued in connection with an employee equity incentive plan or in accordance with the redemption provisions of the FCG A&R LLCA;

●	the sale of any division or other material assets of FCG LLC or its subsidiaries in excess of $1.0 million per transaction or series of related transactions;

●	entering into any merger, consolidation, share exchange, restructuring, recapitalization, reorganization, or other business combination or Change of Control (as defined below) transaction (except a change of control transaction, liquidity event, sale of all or substantially all the assets or similar transaction involving the Company);

●	granting any benefits (other than health and welfare benefits consistent with past practices), payments or equity-based compensation to any employee or other service provider that provides services primarily for the benefit of FCG LLC or its subsidiaries with the exception of the equity awards granted by Falcon’s Opco in the fourth quarter of 2023;

●	the incurrence of any indebtedness for borrowed money in excess of $1.0 million;

●	the approval, amendment or deviation from or alteration of the budget and business plan of FCG LLC, in each case, unless approved by the board of FCG LLC (including the QIC Manager (as defined below));

●	the exercise of termination rights, entering into any amendment or statement of work, or granting of any consent or approval that would reasonably be expected to modify the scope of services provided or price under the Intercompany Services Agreement (as defined below);

●	the commencement of or the agreement to commence an initial public offering provided, however, that this provision does not apply to Falcon’s Opco or prevent Falcon’s Opco or its affiliates (other than FCG LLC and its subsidiaries) from effectuating an initial public offering or a transaction with a special purpose acquisition company;

●	the termination (other than for cause) or material change to the service relationship of any service provider in a manner that is, or could be reasonably expected to, interfere with or adversely affect the QIC Priority Commitment;

●	the creation, or the authorization of the creation, of any class or series of units or other equity of FCG LLC (including by re-authorization, reclassification, alteration or amendment of any existing securities of FCG LLC or otherwise) that are senior or pari passu to the preferred units or that provide any unique governance rights relative to that of the common units, including any security or debt convertible into or exercisable for any equity security of FCG LLC;

●	entering into any agreement under which any of FCG LLC or its subsidiaries agrees not to (x) compete in any material product or service line or territory or (y) assert any material intellectual property rights, including by entering into any covenant not to sue or any co-existence, settlement or similar agreement;

●	(A) the commencement of a voluntary case under any applicable bankruptcy, insolvency or similar law; (B) consenting to the entry of any order for relief in an involuntary case under any such law; (C) consenting to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee or sequestrator (or similar official) of any substantial part of its property or assets of FCG LLC; (D) making a general assignment for the benefit of creditors; or (E) winding down, dissolving or liquidating FCG LLC;

●	increasing or decreasing the number of managers on the board of managers of FCG LLC; and

●	the adoption or modification of any tax election or tax or accounting practice or policy that would have a material and disproportionate impact on QIC as compared to the Company.

●	Falcon’s Opco shall not, and shall cause the Company not to, without QIC’s consent, issue any equity securities (or securities or debt convertible into or exercisable for equity securities) of Falcon’s Opco or the Company to any Restricted Person (as defined below) other than in a bona fide, broadly distributed underwritten offering, “at-the-market offering” or a “block trade”; establish or amend any equity incentive plan of Falcon’s Opco or the Company under which the service providers that provide services primarily for the benefit of FCG LLC and its subsidiaries participate; grant equity or equity based compensation with a vesting period of less than three years to any C-Suite level executive of Falcon’s Opco or the Company that provides services to FCG LLC or its subsidiaries; exercise termination rights, enter into any amendment or statement of work, or grant any consent or approval that would reasonably be expected to modify the scope of services provided or price under the Intercompany Services Agreement; or terminate (other than for cause) or make any material change to the service relationship of any service provider in a manner that is, or could be reasonably expected to, interfere with or adversely affect the QIC Priority Commitment. A “Restricted Person” is a person that (1)(x) is not a permitted transferee of QIC or the Company (i.e., an affiliate) and (y) directly or indirectly engages in a business that is competitive with any business of FCG LLC or its subsidiaries, (2) derives at least 10% of its revenue from, or is primarily identified with, (i) the manufacture, distribution or sale of tobacco, pork products or alcohol fit for human consumption and/or (ii) Algeria, Bahrain, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya, Morocco, Oman, Palestine, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, Turkey, United Arab Emirates and Yemen, or (3) derives any of its revenue from, or is primarily identified with, the operation of gambling establishments (not including any person providing software and/or data services to any person engaged in the operation of gambling establishments), the manufacturing of gambling machines, the manufacturing, distribution or sale of weapons or armaments or the production or distribution of pornography; and

●	each of Falcon’s Opco and FCG LLC shall, and shall cause their respective affiliates to prioritize any projects, products and purchase orders submitted by QIC to FCG LLC and its subsidiaries relative to (and ahead of) any commitments of the Company, FCG LLC or their affiliates to other persons (including affiliates of FCG LLC and the Company), including with respect to the allocation (i) by FCG LLC and its subsidiaries of supplies, labor, management and overall design and manufacturing capacity to QIC versus other persons and (ii) to FCG LLC and its subsidiaries of sufficient supplies, labor, management and other resources (the “QIC Priority Commitment”).

QIC, as the holder of the preferred units, has priority with respect to any distributions by FCG LLC, to the extent there is cash available. Under the FCG A&R LLCA, such distributions are payable (i) first, to the holders of preferred units until the holders’ Preferred Return (as defined below) is reduced to zero, (ii) second, to the holders of preferred units until the Investment Amount (as defined below) is reduced to zero, (iii) third, to the holders of common units until each holder, with respect to each common unit owned by each such holder, has received an amount equal to the amount paid to the holders of preferred units, with respect to each preferred unit owned by each such holder, and (iv) fourth, to the holders of preferred units and common units on a pro-rata basis. Furthermore, without the prior written consent of QIC, until after the five-year anniversary of the Strategic Investment, (i) FCG LLC may not make any distributions (except for tax distributions) to any member and (ii) FCG LLC will reinvest all of its available cash to support the growth and capacity of FCG LLC and its subsidiaries for any projects, products and purchase orders submitted by QIC to FCG LLC and its subsidiaries. “Preferred Return” means an amount necessary to result in a rate of return of 9% per annum, compounding annually on the outstanding preferred units’ Investment Amount and accruing from the date of the agreement, as adjusted from time to time to take into account any distribution, return of capital or other payments; and “Investment Amount” means the initial investment amount of $30,000,000, as reduced from time to time to take into account any distributions, redemptions, return of capital or other permitted payments (other than distributions pursuant to the Preferred Return). These limitations in the use of available cash restrict FCG LLC’s ability to distribute cash to Falcon’s Opco and, in turn, Falcon Opco’s ability to distribute cash to the Company, which could have an adverse impact on the Company’s ability to pay dividends to its shareholders.

The FCG A&R LLCA also provides for preemptive rights for the benefit of Falcon’s Opco and QIC with respect to any issuance of any unit or other equity interest of, and options, warrants, or other convertible securities exercisable for or convertible into units of, FCG LLC or its subsidiaries, subject to customary exceptions, including, among others, issuances of such securities (1) pursuant to an equity incentive plan, reorganization, recapitalization or similar transaction, or an acquisition approved by the board of managers of FCG LLC, or (2) in connection with any equity split, reverse equity split, dividend or distribution or equivalent action by FCG LLC, or upon the exercise or conversion or exchange of options, warrants or other convertible or exchangeable securities, (together, the “excluded securities”). In addition, QIC also has the right to purchase its pro-rata share of any equity securities issued by Falcon’s Opco, the Company or any other FCG LLC parent entity, other than securities issued (1) pursuant to an equity incentive plan, reorganization, recapitalization or similar transaction, or an acquisition approved by the Board, (2) in connection with any equity split, reverse equity split, dividend or distribution or equivalent action by Falcon’s Opco, the Company or any other FCG LLC parent entity, or upon the exercise or conversion or exchange of options, warrants or other convertible or exchangeable securities of FCG LLC, (3) pursuant to broadly distributed underwritten public offerings, “at the market” offering or a “block trade”, (4) to banks, equipment lessors, financial institutions, or real property lessors pursuant to a debt financing, equipment leasing or real property leasing agreement approved by the board of managers, or to suppliers or third party service providers in connection with the provision of goods or services, or to strategic partners pursuant to transactions approved by the Board, (5) pursuant to a business combination transaction with a special purpose acquisition company, and (6) securities of Falcon’s Opco issued by Falcon’s Opco to the Company (together, the “FCG parent entity excluded securities”). These preemptive rights may limit our ability to raise money through a PIPE or other private transaction.

QIC may have interests that conflict with our interests and may exercise the consent and QIC Priority Commitment rights described above in ways that could materially restrict the current and future operations of our FCG division or delay, defer or prevent the expansion of our FBD and FBB divisions. Further, the QIC Priority Commitment may mean that we may not be able to pursue other projects and business because of FCG LLC’s and the Company’s requirement to prioritize QIC work. Additionally, QIC’s distribution, consent and preemptive rights may limit our ability to access cash to develop our business and to raise capital privately or in the public markets, which may make it more difficult for us to execute our business strategy, invest in the growth of our FBD and FBB divisions and compete with companies that are not subject to such restrictions.

QIC has board designation rights in certain circumstances, which could limit public shareholders’ ability to influence the election of Falcon’s Board and Falcon’s governance.

In connection with the Strategic Investment, the FCG A&R LLCA provides QIC with board designation rights at the Falcon’s Board level in certain limited circumstances. For so long as QIC owns at least 25% of the preferred units it owned as of the effective date of the FCG A&R LLCA, if Scott Demerau, Cecil D. Magpuri and Infinite Acquisitions, collectively, cease to hold of record or beneficially at least 35% of the equity securities or voting power of Falcon’s, calculated on a fully diluted basis (a “Pubco Board Right Trigger Event”), then, no later than 30 days after such occurrence, Falcon’s Opco is required to take all action necessary under the governing documents of Falcon’s and applicable law to provide QIC the right to nominate two directors to the board of directors of Falcon’s (the “Pubco Board Right”). In the event that the Pubco Board Right is not permissible under applicable law or the rules of the principal national securities exchange on which Falcon’s is listed, Falcon’s Opco is required to use reasonable best efforts to obtain all necessary approvals and satisfy other requirements under such laws and rules to provide the Pubco Board Right and, if despite using such reasonable best efforts, such laws or rules prohibit the provision of the Pubco Board Right, then Falcon’s Opco must reasonably cooperate with QIC to provide QIC with alternative rights that comply with such law and rules and that are as comparable to the Pubco Board Right as may be reasonably practicable. Following a Pubco Board Right Trigger Event, at QIC’s request, Falcon’s Opco will cause Falcon’s to enter into a stockholders or similar agreement with QIC on customary terms memorializing QIC’s nomination right.

As a result of the Pubco Board Right, if it is permissible under applicable law or stock exchange rules, QIC would have the right to nominate two out of the seven members of Falcon’s Board. Such right, together with the QIC Priority Commitment and QIC’s consent rights described in the preceding risk factor, would have the effect of strengthening QIC’s control over our business.

Our development of new sources of revenue depends on development activities that expose us to project cost and completion risks.

Our development of new sources of revenue relies on FCG’s customers, on FBD’s asset efficient model, and on FBB’s deployment and monetization of our intellectual property and intellectual property we license from third parties. This presents a number of risks, including:

●	weakness in the capital markets limiting FCG’s customers’ abilities to raise capital for completion of projects or for development of future properties;

●	weakness in the commercial banking market, limiting our ability to raise debt finance for each project as planned;

●	in FBD, construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, wildfires, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall project costs, affecting timing of project completion or resulting in project cancellations;

●	any liability or alleged liability or resultant delays associated with latent defects in design or construction of projects we have developed for our businesses or that FCG or FBD may construct in the future adversely affecting our business, financial condition and reputation; and

●	the delay or failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm.

FCG and its clients also source supplies and materials from third parties that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on FCG’s and its client’s access to the supplies and materials sourced from these third parties. In addition, the conflict that began between Russia and Ukraine in late February 2022 and, more recently, the Israel-Hamas war, may significantly amplify already existing disruptions to FCG clients’ and FBD’s supply-chains and logistics.

We are subject to numerous other risks associated with acquisitions, business combinations, or joint ventures.

As part of our growth strategy, we regularly engage in discussions with respect to possible acquisitions, sale of assets, business combinations, and joint ventures intended to complement or expand our business, some of which may be significant transactions for us. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction could require us to incur significant costs, including as a result of professional fees and due diligence efforts, and cause diversion of management’s time and resources. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. If we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. In addition, acquisitions may expose us to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into the Company’s business;

●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing securities to fund an acquisition would cause economic dilution to existing shareholders. If we develop a reputation for being a difficult acquirer or target companies view our shares unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

In addition, integrating any business that we acquire may be distracting to our management and disruptive to our business and may result in significant costs to us. We could face several challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

Our FCG division is frequently contracted by international customers to provide its master planning and design services in locations outside the United States. For example, we have contracted to provide full service master planning for five theme park projects, as well as the potential additional expansion work, for third-party clients in the Kingdom of Saudi Arabia. Further, all of the operations of our joint venture businesses are conducted outside of the United States and its territories, currently in the European Union (the “EU”) and Hong Kong. For instance, we are a 50% shareholder in Karnival, which is developing LBE experiences in China, and we are a 50% shareholder in PDP, which owns and operates the Sol Katmandu Park & Resort in Mallorca, Spain, and the Sol Tenerife hotel in Tenerife, Spain. These joint ventures and other international operations expose us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our businesses, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions (such as those recently imposed in connection with the conflict between Russia and Ukraine), that could have a material negative impact on our operations or our ability to pursue creative and development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in jointly managing an organization doing business in different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) monitoring fluctuations in foreign currency exchange rates.

We are exposed to risks related to operating in the Kingdom of Saudi Arabia.

A significant portion of FCG’s planned theme park projects are concentrated in the Kingdom of Saudi Arabia. FCG is supporting the creative development of multiple entertainment experiences within Qiddiya City, a planned tourism destination in Saudi Arabia, including master planning a water theme park, supporting the development for a gaming and esports district, and acting as the master planner, attraction designer and creative guardian of the first-ever Dragon Ball theme park. We have collaborated with QIC over the past six years and we expect this collaboration to continue.

Risks inherent in operating in the Kingdom of Saudi Arabia include:

●	complying with, and managing changes to, and developments in, Saudi Arabian laws and regulations, including price regulations and data privacy, changes in environmental regulations, forced divestment of assets, expropriation of property, cancellation or forced renegotiation of contract rights;

●	protecting and defending intellectual property rights, as proceedings to enforce patent rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us, see “— Risks Related to our Intellectual Property — Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability”;

●	complying with the Saudi Arabian tax regime, including the possible imposition of new or increased withholding or other taxes or royalties on FCG’s earnings;

●	the imposition of new, or changes to existing, transfer pricing regulations or the imposition of new restrictions on foreign trade or investment;

●	complying with applicable anti-bribery, anti-corruption, economic sanctions, export control, anti-terrorism and anti-money laundering laws, see “— Risks Related to Regulatory, Tax, Legal and Compliance Matters — We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, which could have a material adverse impact on us”;

●	adverse changes in economic and trade sanctions, export controls and national security measures resulting in business disruptions, including delays or denials of import or export licenses or blocked or rejected financial transactions;

●	regional conflicts and escalating geopolitical tensions in the Middle East, including with Iran and armed groups supported by the Iranian government, and the potential future involvement of the Kingdom of Saudi Arabia in such conflicts;

●	geopolitical instability and uncertainty in the Kingdom of Saudi Arabia, resulting from government or military regime change, civil unrest or terrorism, including the failure to negotiate a cease fire and withdrawal from Yemen;

●	changes in the Kingdom of Saudi Arabia’s policy of pegging the Saudi Riyal (“SAR”) to the U.S. dollar;

●	difficulties in managing and staffing international operations; and

●	conducting business through a number of subsidiaries, joint operations and joint ventures and challenges implementing the Company’s policies and procedures in such entities.

Operating in the Kingdom of Saudi Arabia requires significant management attention and resources. The occurrence of any of these risks may be burdensome and could have a material adverse effect on our business, financial position, results of operations and reputation.

Damage to our reputation or brands may negatively impact our company.

Our reputation and brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are recognized internationally, brand damage may not be locally contained. In addition, our hotels in Tenerife and Mallorca are co-branded with Meliá hotels.

Maintenance of the reputation of our Company and brands depends on many factors, including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, business opportunities, profitability, and ability to recruit high quality employees.

There is a risk of accidents occurring at our FBD resorts and parks or competing parks which may reduce attendance and negatively impact our operations.

Our brand and reputation are among our most important assets. Our ability to attract and retain customers for our FBD business depends, in part, upon how the public perceives our business, the quality and safety of our theme park, rides and attractions, and our corporate and management integrity. While we carefully maintain the safety of our FBD rides and resorts, there are inherent risks involved with these attractions and facilities. An accident or an injury (including water- or air-borne illnesses) at our FBD theme park or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our theme park, and negatively impact our results of operations. An accident or injury at any of our FBD resorts (including falls in or around the resorts’ facilities or sickness from food or beverages consumed at the resorts) or at resorts owned by our competitors could similarly adversely impact our brand and reputation, in turn adversely impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could impact our results of operations for the year disproportionately.

Our indebtedness and liabilities could limit the cash flow available for our operations, which may adversely affect our financial condition and future financial results. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our businesses.

Our current indebtedness, and our future levels of indebtedness, may adversely affect our financial condition and financial results. For instance, higher levels of indebtedness could:

●	make it more difficult for us to satisfy our financial obligations;

●	require us to dedicate a substantial portion of any cash flow from operations to service our indebtedness, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

●	increase our vulnerability to adverse changes in general business, industry and economic conditions and to competitive pressures;

●	limit our flexibility in planning for, or reacting to, changes in our business, competitive conditions or our industries;

●	impair our ability to make investments or acquisitions, dispose of assets, pay cash dividends or redeem or repurchase shares; and/or

●	limit our ability to refinance existing debt or to obtain additional financing required to fund working capital and other business needs, including capital requirements and acquisitions.

Our ability to service any future financial obligations will depend on our ability to generate significant cash flow from operations, which is partially subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and we cannot assure you that our business will generate cash flow from operations, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to fund our operations, engage in acquisitions, capital improvements or other development activities, pay our debts and other obligations and fund our other liquidity needs. If we incur significant additional indebtedness and we are not able to generate sufficient cash flow from operations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all, and any additional debt financing we do obtain may significantly increase our leverage on unfavorable terms. If we are unable to implement one or more of these alternatives, we may not be able to service such future debt or other obligations, which could result in us being in default thereon, in which case our lenders could cease making loans to us, lenders or other holders of our debt could accelerate and declare due all outstanding obligations under the respective agreements and secured lenders could foreclose on their collateral, any of which could have a material adverse effect on us.

The growth of our business depends upon our ability to source projects with new and existing customers and take such projects to completion.

Our FCG business depends in large part on our ability to secure the projects contemplated by the service agreements with our existing customers. Our services agreements typically require us to submit bids and proposals for all scopes of work that are contemplated under such service agreement. Winning a bid on a certain portion of a project does not guarantee that we will be awarded all scopes of work contemplated by the service agreement. Bids, contract proposals and negotiations are complex and frequently involve lengthy discussions and challenging selection processes, all of which are affected by a number of factors. These factors include market conditions, us being successful in demonstrating to our customers that our services work for them, satisfying technical and economic requirements and securing financing arrangements. In addition, our projects are frequently awarded only after competitive bidding processes, which are often protracted. In the event that we are unable to secure contracts covering a substantial majority of the contemplated scope of work in our existing service agreements, our business, results of operations and financial condition could be materially impacted.

We may expand into new lines of business in our FBB division and may face risks associated with such expansion.

Our future growth will, in part, depend on our ability to expand FBB into new business lines as we seek to utilize our proprietary and third party brands in consumer markets, such as film and video, music, licensing and merchandising and gaming, in which we have no or limited direct prior experience. The new business lines that we pursue for FBB may not perform as well as expected, may not achieve profitability, may incur significant or unexpected time and expense, and may expose us to additional liability, which may result in financial or reputational harm to our or third party brands. Such expansion activities may involve some or all of the following risks: the risk of entering business lines or products in domestic or foreign markets, in which we have little or no experience; the difficulty of competing for growth opportunities with companies having materially greater financial resources than us; the inability to realize anticipated synergies or other expected benefits; the difficulty of integrating new or acquired operations and personnel into our existing operations, while maintaining our culture; the potential disruption of ongoing operations; and the diversion of financial resources or management attention to new operations or lines of business. The expansion into new lines of business might be required for us to remain competitive, but we may not be able to complete any such expansions on favorable terms or obtain financing, if necessary. Future expansions may not improve our competitive position and business prospects as anticipated, and if they do not, our business, results of operations and financial condition could be materially impacted.

The Earnout Shares are accounted for as liabilities and the changes in value of these shares could have a material effect on our financial results.

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive contingent earnout shares (“Earnout Shares”) in the form of Class A Common Stock and Class B Common Stock of the Company, respectively. The Earnout Shares were deposited into escrow at the closing of the Business Combination and are to be earned, released and delivered upon satisfaction of, or forfeited and canceled up on the failure of, certain milestones We account for the potential Earnout Shares as liabilities in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, which provide for the remeasurement of the fair value of such shares at each balance sheet date and changes in fair value are recognized in our consolidated statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may materially fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses each reporting period and the amount of such gains or losses could be material and variable.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results and/or the market price of our common stock.

We classify our Warrants, which were assumed in connection with the Business Combination, as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earning may have a material adverse effect on the market price of our securities.

Risks Related to our Joint Ventures

The failure to satisfy the requirements imposed by our joint venture partners and disagreements with our joint venture partners could have a material adverse effect on us.

Under the terms of our joint venture agreements with Meliá and Raging Power, and any joint venture agreements we may enter with future joint venture partners, we may be required to contribute certain funds and assets to our joint venture entities, obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to our joint venture entities and meet various other terms and conditions. If we fail to comply with the terms and conditions of the applicable joint venture agreement, we may incur liabilities to our joint venture partners under the applicable joint venture agreement. In that situation, the damages we would be subject to would be quantified either by the applicable courts or, in the case that we are required to transfer our shares in the joint ventures to the non-breaching counterparties, by third party valuation firms. If one or more of these joint venture agreements is terminated, the underlying value and performance of our FBD resorts, experiential entertainment attractions, or other assets could decline significantly. In addition, our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or our relationship with such joint venture partner.

We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

We have entered into, and expect to continue to enter into, significant joint venture, strategic collaboration, teaming and other arrangements, including our FBD joint ventures with Meliá and Raging Power and our FBB collaborations with certain brands featured on PBS Kids, Hershey, and our letter of intent for an expected collaboration with Tanseisha. These activities involve risks and uncertainties, including the risk of a joint venture partner or other party to a business arrangement failing to satisfy its obligations, which may result in certain liabilities to us for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and the other parties to our business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, in these joint ventures, strategic collaborations and alliances, we may have certain overlapping control with our joint venture or brand partners over the operation of the assets, businesses or brands. As a result, such joint ventures, strategic collaborations and alliances may involve risks such as the possibility that a counterparty in a business arrangement might become bankrupt, be unable to meet its contractual obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our business partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third party could expose us to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

Further, we cannot control the actions of Meliá, Raging Power, or our other future joint venture partners, including any non-performance or default under our joint venture agreements. If Meliá or Raging Power or our other future joint venture partners were to fail to timely remit revenues to us from our various joint venture businesses, or if we dispute the amount of revenue remitted, such event could materially adversely affect our results of operations.

Our FBD joint ventures with Meliá leverage Meliá’s operational expertise, management services, infrastructure, local knowledge and corporate priorities. As such, any damage to Meliá’s financial condition or change in its corporate priorities could negatively impact the Company. Our participation in the joint ventures with Meliá also exposes us to liability and reputational harm resulting from improper actions of Meliá.

The success of projects held under joint ventures that are not operated by the Company is substantially dependent on the joint venture partner, over which we have limited or no control. Our FBD Mallorca and Tenerife hotels and theme park are joint ventures with Meliá. Control of the existing joint venture entities that own and operate these properties is split equally between us and Meliá. Although our current FBD joint venture agreements provide certain voting rights and provisions for the resolution of deadlocks, Meliá is primarily responsible for the management of the hotels held by our joint venture entities and controls most ordinary course business and operational decisions, including, among other things, with respect to sales and marketing of the hotels and determining annual and long-term objectives for occupancy, rates, revenues, clientele structure, sales terms and methods. Consequently, we are highly dependent on the operational expertise of Meliá, and likely will be similarly dependent on our future joint venture partners, as well as their corporate priorities. Further, while control and ownership of our existing joint ventures with Meliá is split equally between the Company and Meliá, our control or ownership of future joint ventures with other partners may be in a different proportion. Therefore, our results are subject to the additional risks associated with the financial condition and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.

Our partnership or joint venture investments could be adversely affected by our lack of sole decision-making authority.

For our FBD division, we have co-invested with third parties and may in the future co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture or other entity. We participate in such joint ventures to further expand our opportunities, share risks and gain access to new markets. Due to the nature of joint venture arrangements, we do not unilaterally control the operating, strategic and financial policies of these business ventures. Decisions are often made on a collective basis, including the purchase and sale of assets, contract negotiation with counterparties and management of cash, including cash distributions to partners. In addition, joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, which could lead to deadlock in the operations or strategies with respect to the joint venture or partnership. Decisions made by the managers or the governing bodies of these entities may not always be the decisions that are most beneficial to us as one of the equity holders of the entity, may be contrary to our objectives, or may limit our ability to transfer our interest.

Under certain of our FBD joint venture arrangements, pursuant to which neither venture partner has the power to control the venture, an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. For example, certain actions by the joint venture entity may require unanimous approval by us and our joint venture partner. An impasse between us and our joint venture partner could result in a “deadlock event.” In such event, if not resolved, we and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture.

Investments in joint ventures involve these and other risks that would not be present were a third party not involved, including the possibility that the co-venture partners might become bankrupt or fail to fund their share of required capital or asset contributions. In addition, partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our FBD markets that could create conflict of interest issues. For example, Meliá may own hotels that compete with our joint venture hotel for tourists. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or joint venture, and to the extent of any guarantee our assets, to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

Our FBD joint venture entities may also be subject to debt and the refinancing of such debt, and we may be required to provide certain guarantees or be responsible for the full amount of the debt, beyond the amount of our equity investment, in certain circumstances in the event of a default. Our joint venture partners may take actions that are inconsistent with the interests of the joint venture or in violation of the financing arrangements and trigger our guaranty, which may expose us to substantial financial obligations and commitments that are beyond our ability to fund.

Any or all of the factors described above could adversely affect the value of our investment, our ability to exit, sell or dispose of our investment at times that are beneficial to us, or our financial commitment to maintaining our interest in the joint ventures. Further, any failure of our joint venture partners to meet their obligations to us, the joint venture entity or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, in turn, could have a material adverse effect on our business, financial position, results of operations, cash flows and prospects.

The operating season at some of our hotels and our theme park is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.

Our operations in the hospitality industry, such as our FBD hotels, theme park, and other attractions, and joint venture properties are normally subject to seasonal variations and generally operate during limited periods and/or have fluctuations in anticipated market tourism and spending based on the time of year. As a result, revenues in our FBD division fluctuate with changes in hotel and theme park attendance and occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s second and third quarters. For example, our Katmandu Park in Mallorca, Spain has limited open hours from March to mid-June and mid-September to November, extended open hours from mid-June to mid-September, and is closed from November to March. Likewise, the Sol Katmandu Resort operates on a seasonal basis, from April through October each year. As a result, nearly all of our revenues from the Mallorca operations are generated during a 230- to 245-day operating season. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

For example, new hotel and resort room supply is an important factor that can affect FBD’s performance, and over-building in the markets where we are located has the potential to decrease demand for our offerings. Because our operating season is short, a decline in lodging demand, or increase in lodging supply, could result in returns for our FBD division that are substantially below expectations, or result in losses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. Further, the costs of running a resort tend to be more fixed than variable. As a result, in an environment of declining revenue, the rate of decline in earnings is likely to be higher than the rate of decline in revenue.

In certain jurisdictions into which we are currently contemplating expanding, we will rely on strategic relationships with local partners in order to be able to offer and market our products and services. If we cannot establish and maintain these relationships, our business, financial condition and results of operations could be adversely affected.

In certain jurisdictions into which we are currently contemplating expanding to offer our FBD products and services, we plan to leverage the strengths of strategic partnerships with local partners. This may require us to enter into collaboration, joint venture or license agreements with local partners with respect to certain of our products and services. Such arrangements may require us to restrict our use of certain of our products and services or grant licenses on terms that ultimately may prove to be unfavorable to us. We cannot provide assurance that these arrangements will be successful or that our relationships with our partners will continue to be mutually beneficial. Moreover, our ability to expand in other jurisdictions may be limited by local law. If we cannot establish or maintain our relationships with these local entities, our relationships could terminate and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.

Operational Risks and Risks Related to Our Industries

Increased competitive pressures may reduce our revenues or increase our costs.

We face substantial competition in each of our operating divisions from alternative providers of the technologies, attractions, entertainment experiences and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, content and other resources we require in operating our businesses. For example:

●	FBB competes in the digital entertainment content, consumer merchandising markets and theme park ride and technology sales. All feature a wide range of competitors. In the consumer merchandising and entertainment content sectors, market leaders include The Walt Disney Company, Warner Bros. Discovery, Paramount and Moonbug. Within the attractions systems and technologies markets, FBB competes with Triotech, Dynamic Entertainment, Simtec, Simworx, and DOF Robotics.

●	FCG offers an extremely wide range of services to its outside clients and also works on internal development projects. Our broad services offerings include master planning, attractions and experiential entertainment design, and content, interactives and software production. Design studios doing work for outside clients with which we compete include FORREC Ltd., ITEC Entertainment, Jack Rouse Associates (JRA), PGAV Destinations, and Thinkwell Group. Media production studios doing work for outside clients with which we compete include Mack, Pixomundo, Super 78, and Weta Workshop. Design studios working on exclusively internal development include Merlin Magic Making Ltd., Universal Creative, and Walt Disney Imagineering.

●	FBD competes in the leisure and entertainment industry, which includes theme parks, LBEs, and hospitality. Market leaders include Merlin Entertainments, Meow Wolf, Legends, Andretti’s, Dave & Busters, Legoland Resorts, and Disney Resorts.

Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative, design, licensing, entertainment or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs.

Competition for the acquisition of resources can increase the cost of developing our properties, products and services, deprive us of talent necessary to produce high quality creative material or increase the cost of compensation for our employees. Such competition may also reduce, or limit growth in, prices for our products and services, including attraction design and master planning services, theme park and resort admissions, room rates and ticket sales, brand expansion service fees, prices for consumer products from which we derive license revenues, and revenues from our direct-to-consumer or retail offerings.

Misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products, and failure to keep pace with developments in technology, could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our business divisions.

Each of our operating divisions seeks to offer products or services for three potential high growth business opportunities: content, technology, and experiences. Our success depends substantially on consumer tastes and preferences that change in often unpredictable ways. Consumer tastes and preferences impact, among other items, revenues from affiliate fees, licensing fees and royalties, critical and commercial success of our planned animation, movies, and music offerings, theme park admissions, hotel room charges and merchandise, sales of licensed consumer products or sales of our other consumer products and services. The success of our businesses depends on our ability to consistently create marketable content and services, which may be distributed, among other ways, through social media, interactive media, broadcast, cable, internet or cellular technology, print media, theme parks and other entertainment attractions, hotels and resort facilities, travel experiences and consumer products. Such distributions and deployments must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content.

Consumer acceptance of entertainment content is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of entertainment content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure activities, general economic conditions and public tastes, all of which could change rapidly and most of which are beyond our control. There can be no assurance that the content and customer activations we seek to create in our FBB division will obtain favorable reviews or ratings, be popular with consumers, or perform well in our distribution channels.

In addition, the success of our experiential entertainment offerings in our FBD division depends on demand for public or out-of-home entertainment experiences. The amusement park and experiential entertainment industries demand the use of sophisticated technology and systems for the design, construction and operation of attractions, theme parks, water parks, ticket sales and management, and labor and inventory management. Information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment by us and we may not achieve the anticipated benefits from such new developments or upgrades. New technologies also affect the demand for FCG master planning, designs and creation of attractions and experiential entertainment, and content, the manner in which FCG products and services are distributed to consumers, the ways we charge for and receive revenue for all our products and services, and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content in our FCG and FBB divisions, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.

The success of our businesses depends in large part on acceptance of our offerings and products by consumers outside the United States, and our success therefore depends on our ability to accurately predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in digital content, intellectual property creation and experiential entertainment design and creation, and other facilities or customer-facing platforms before we know the extent to which these products will earn consumer acceptance. If our entertainment offerings and products, as well as our methods to make our offerings and products available to consumers, do not achieve sufficient consumer acceptance, our revenues may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and as a result further adversely affect the profitability of one or more of our businesses.

Increased costs of labor and employee health and welfare benefits may impact our results of operations.

Labor is a primary component in the cost of operating our businesses. Increased labor costs, due to competition, inflationary pressures, increased federal, state, local or foreign minimum wage requirements and increased employee benefit costs, including health care costs and social security benefits, could adversely impact our operating expenses.

Because payroll costs are a major component of the operating expenses at our FBD resorts, a shortage of skilled labor could require higher wages that would increase labor costs, which could adversely affect results of operations and cash flows at our FBD properties. All of the Spanish joint venture employees are subject to collective bargaining agreements governed by the Workers’ Statute of Spain. At the beginning of 2023, there was a pre-agreement announced for a 5.0% wage increase in 2023 and 3.3% in 2024 (applying only to the positions that are being remunerated with the collective bargain agreement). Outside of Spain, continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates.

Additionally, staffing shortages in places where our FBD theme park and resort are located also could hinder our ability to grow and expand our businesses and could restrict our ability to operate our resort, theme parks, restaurants and other attractions. As of December 31, 2023, our FBD joint venture entities with Meliá directly and indirectly employed approximately 297 year-round, full-time employees worldwide at both their corporate offices and on-site at their resorts, restaurants and theme parks, and an additional 361 full-time and partial-time employees working all or part of the operating season in our joint venture properties in Spain. If we are unable to attract, retain, train, manage, and engage skilled employees, its ability to manage and staff its resorts could be impaired, which could reduce guest satisfaction.

If we are unable to hire, retain, train and motivate qualified personnel and senior management for our businesses and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and key employees, including our FCG content and intellectual property creators, engineers, product managers, sales and marketing personnel and professional services personnel. Our future success will also depend upon our continued ability to identify, hire and retain additional skilled and highly qualified personnel, independent contractors and subcontractors, which will require significant time, expense and attention. Competition for such highly skilled personnel is intense, and we may need to invest significant amounts of cash and equity to attract and retain new employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, or if we lose one or more members of our senior management team, our business, operating results and prospects could be adversely affected.

If we are unable to attract and retain skilled employees, our ability to design innovative, immersive, compelling guest experiences and media content would be at risk. Additionally, our reputation in the entertainment destination and intellectual property expansion space could be jeopardized. FCG operates best when all employees physically work together in the same building. We have maintained an in-office strategy post pandemic that has been integral to our success. Since the pandemic, many people in myriad industries have been able to work from home, and some employees and employers even prefer that structure; however remote working is detrimental to a company like ours. Staffing shortages at FCG because of our employees deciding not to return to the office could hinder our ability to properly execute internal projects and external third-party contracted efforts. Inadequate staffing could compromise opening dates, lead to reductions in scope, and create less than ideal situations where we pivot to secondary solutions. We are evaluating several strategies to combat staff shortages post pandemic, such as hiring vendors or consultants that often must be directed remotely, which may impair efficiency and impact the quality of our products and services.

Furthermore, we employ skilled technology personnel that bring creative, design and engineering expertise and experience that cannot be easily replaced. These individuals are critical to our business operations. There can be no assurance that these individuals will remain with us. If we fail to retain key individuals, our operations could be adversely affected.

We are dependent on the continued contributions of our senior management and other key employees, and the loss of any of whom could adversely affect our business, operating results, and financial condition.

Our future performance depends on the continued contributions of our senior management, including our Executive Chairman, Scott Demerau, our co-Founder and Chief Executive Officer, Cecil D. Magpuri, our President, Simon Philips, and other key employees to execute on our business plan, develop new products and enter into new partnerships. In addition, our success, in part, depends on our ability to attract and retain qualified persons to serve on our board of directors and our board committees. The failure to properly manage succession plans or the loss of services of senior management, other key employees or members of our board of directors could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not currently maintain key person life insurance policies on any of our employees. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to recruit suitable replacements and integrate them within our business, and could affect our corporate culture.

Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.

A significant number of employees of our FBD joint venture entities are covered by collective bargaining agreements, including employees at our FBD Mallorca and Tenerife resort properties. In addition, the employees of licensees who manufacture and retailers who sell our consumer products, employees of our FCG master planning and design customers, and employees of distributors of our FBB programming content may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees, customers, retailers or distributors may disrupt our operations and reduce our revenues. Resolution of disputes or negotiation of rate increases may increase our costs. The severe increase in cost inflation in products and services for domestic consumption such as energy, food and fuel significantly increased living costs for staff during 2022, with the consequence of creating pressure for wage increases to be demanded in the collective bargaining negotiations scheduled for the beginning of 2023. As a result, at the start of 2023, there was a pre-agreement announced for a 5.0% wage increase in 2023 and 3.3% in 2024 (applying only to the positions that are being remunerated with the collective bargain agreement), and wages could be increased further in the future.

A variety of events beyond our control may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.

Demand for and consumption of our products and services, particularly our FBD experiential entertainment and FCG’s attraction master planning and design services, is highly dependent on the general environment for travel, tourism, leisure and entertainment. The environment for travel and tourism, as well as demand for and consumption of leisure and entertainment products, can be significantly adversely affected as a result of a variety of factors beyond our control, including: health concerns (including those related to COVID-19 and potential future pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, wildfires, hurricanes, typhoons, floods, tsunamis, earthquakes, volcano eruptions and oil spills); international, political or military developments (including the current war between Russia and Ukraine and the Israel-Hamas conflict); a decline in economic activity; rising inflation; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs or widespread computing or telecommunications failures, may also impede our ability to provide our products and services or impede our ability to obtain insurance coverage with respect to some of these events. For example, we saw a material impact on our businesses and net cash flow in 2020 and 2021 as a result of worldwide restrictions on travel, construction, and public gatherings due to the COVID-19 pandemic. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Future health concerns or other macroeconomic changes like the ones listed above may impact our business in ways that we cannot predict.

Any one or more of these events may reduce the overall demand for hotel rooms at our joint venture properties or limit the prices we can obtain for them, or reduce attendance at our experiential entertainment offerings, which could adversely affect our profits and financial results. Further, any incident that directly affects a property held by one of our FBD joint ventures, or that directly affects the property or facilities of one of our FCG customers, would have a direct impact on our ability to provide goods and services relating to such properties or customers and could have an extended effect of discouraging consumers from patronizing FBD’s hotels, theme park and attractions or the parks or attractions of our FCG customers. Moreover, the costs of protecting against such incidents, reduces the profitability of our operations.

In addition, we will derive affiliate fees and royalties from licensing our intellectual property and technologies to third parties, and we are therefore dependent upon the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected.

Given the coastal locations of our resorts and theme parks, we are particularly vulnerable to natural disasters, such as hurricanes, tsunamis, and earthquakes, some of which may increase in frequency and severity as a result of climate change and adversely affect our business.

Our properties have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage to or a decrease in demand regarding our properties, all of which are located in coastal beach locations that are vulnerable to significant property damage from hurricanes, tropical storms and flooding. Although a majority of such expenses have historically been offset by insurance proceeds, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, our joint venture entities will be able to continue to obtain adequate insurance against these types of losses, or that their insurers will in the future be in a position to satisfy such claims. In addition, the cost of insurance against these types of events has increased in recent years.

In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures, such as a result of changes in building codes or requirements to improve the energy efficiency of the properties.

Our joint venture partner, Meliá, has carried out an analysis of the risks that the effects of climate change could cause to its global operations. The analysis distinguishes whether these risks are driven by regulatory transition changes, physical changes caused by the climate or other aspects related to climate. The analysis identified several short, medium and long-term risks resulting from the direct effects of climate change (physical risks) or from regulations and other expected changes (transition risks):

Physical risks:

●	increases in the severity of extreme climate events;

●	changes in the rainfall patterns and extreme variability in the climate patterns;

●	temperature changes; and

●	rising of the sea levels.

Transition risks:

●	increases in the price of greenhouse gas emissions;

●	regulations surrounding current products or services;

●	increases in emissions reporting obligations;

●	potential lawsuits due to environmental infringements;

●	substitution of current products and services pursuant to low-carbon options;

●	unsuccessful investments in new technologies;

●	transitional costs related to new low-carbon technologies;

●	changes in customer behavior and preferences;

●	uncertainty in market signals;

●	increases in the costs related to raw materials;

●	sector stigmatization; and

●	increased negative feedback of interest groups.

Climate change also presents additional risks beyond our control that could adversely impact demand for hospitality products and services, our operations, and our financial results. For example, most of our properties are located at or around sea level, and are therefore vulnerable to rising sea levels and erosion. Climate change-related impacts may also result in a scarcity of resources, such as water and energy, at some or all of the regions in which our properties are located. Furthermore, increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism may contribute to a reduction in demand from certain guests visiting our resorts.

Failures in, material damage to, or interruptions in our information technology systems, software or websites, and difficulties in updating our systems or software or implementing new systems or software could adversely affect our businesses or operations.

We rely extensively on information technology systems in the operation of each of our business divisions. We utilize both commercial and open source software, tools, and other technology systems, as well as our own proprietary technology to, among other things, design and plan attraction systems, create FCG media and entertainment content, sell tickets and admit guests to our FBD theme park, check-in and check-out guests at our FBD hotels, sell food, beverages and other products at our FBD hotels and theme park, manage our workforce, manage the inventory for our three business divisions, and monitor and manage each business division on a day-to-day basis. We also leverage mobile devices, social networking and other communication platforms to connect with our employees, business partners and customers. The foregoing technology systems and our usages thereof are vulnerable to damage and disruption from circumstances beyond our control, including fire, natural disasters, power outages, system and equipment failures, global or regional outages, viruses, software supplier chain dependency vulnerabilities, malicious attacks, security breaches, theft, and inadvertent release of information. Damage or disruption to these technology systems may require significant investment in order to update, remediate or replace such systems with alternate systems, and we may suffer disruptions in our operations as a result. Many of the commercial software and hardware that we utilize incorporate open-source software and technology, as well as embedded subsystems which are potentially susceptible to exploits. We are unable to fix such software ourselves and rely on our relationships with our vendors to identify and provide the appropriate fixes and updates.

We rely heavily on third parties for the performance of a significant portion of our information technology functions, and also rely on certain third-party hardware, software, network infrastructure, storage systems and vendors to maintain and upgrade many of our critical systems on an ongoing basis in order to support our business operations and to keep pace with technology developments in the entertainment and hospitality industries. In particular, our FBD hotel booking and theme park ticket sales systems rely on public internet data communications, as well as other technology systems and software that are provided by third parties. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our Company. Accordingly, the success of our businesses depends in part on maintaining our relationships with such third parties and their ability to continue to provide the foregoing tools and services with minimal downtime and strict service-level agreements. If we experience a loss of service or an outage of any of the foregoing tools or services at no fault of our own, or an agreed upon service-level agreements are breached, or we face a disruption in the provision of any of the foregoing key services or tools, we may have difficulty in finding alternate providers on terms as favorable to us in a timely manner (or at all) and our businesses could be adversely affected.

Additionally, as we implement our strategy to pursue new initiatives that improve our operations and cost structure, we are also expanding, optimizing, evaluating, and strengthening our information technology infrastructure. Potential problems and disruptions associated with the implementation of new tools and technology, migrations that continue to support legacy systems, and planned maintenance for upgrading existing key systems and technology infrastructure could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement, support, and maintain a robust disaster recovery and business continuity plan could severely affect our ability to conduct normal business operations and, as a result, could adversely affect our business operations and financial performance.

Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of services or theft of our assets.

We maintain information necessary to conduct our businesses, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. We may use third-party service providers to assist in providing, configuring, or maintaining these systems. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We are in the process of establishing information security programs to identify and mitigate cyber risks but the development and maintenance of these programs is costly and requires ongoing monitoring and updating as technology changes and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

If our information or cyber security systems or data are compromised in a material way, our ability to conduct our businesses may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged, resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damages associated with such attacks or events.

Cyber-attacks could have a disruptive effect on our business.

Implementing our strategies to pursue new initiatives that improve our operations and cost structure will result in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with new initiatives would increase our vulnerability to such risks.

Even if we and our third-party service providers are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. We are in the process of establishing processes for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems, and we require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our Company. However, the actions and controls we have implemented and continue to implement, or which we seek to cause or have caused third-party service providers to implement, may be insufficient to protect our systems, information or other intellectual property. In addition, the sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Therefore, it may be difficult to detect any such intrusions, breaches, or other efforts to obtain unauthorized access or interfere with systems for long periods of time, and we may be unable to anticipate these techniques, fully ascertain the scope of any such breaches, intrusions, or other efforts, or to implement adequate preventive measures. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

For example, in May 2023, we experienced a network intrusion in which an unauthorized third party accessed and exfiltrated certain information from specific systems. In response to this incident, we secured our digital assets within our computer systems, promptly temporarily shut down our financial reporting systems, and commenced an investigation with assistance from an outside cybersecurity firm. In connection with this incident, we have incurred certain incremental one-time costs of $0.3 million related to consultants, experts and data recovery efforts, and expect to incur additional costs related to cybersecurity protections in the future. Although we have not been the subject of any legal proceedings involving these incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from these incidents. We have implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack, including (i) by requiring that all external vendors who need to access any internal/cloud resources utilize secure encrypted tunnels or be physically internal and utilize authorized terminals with provided credentials, (ii) conducting security awareness training for our staff and (iii) requiring longer log retention for all tracking telemetry information. However, cybersecurity threats are constantly evolving, and there can be no guarantee that a future cybersecurity event will not occur.

In addition, the implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party service providers or those configured by our third-party service providers, will be effectively implemented, maintained or expanded as planned. If we, or they on our behalf, do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results.

The potential consequences of a future material cybersecurity attack on us or our third party service providers could include: business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information (including personal information in violation of one or more privacy laws) or intellectual property; reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers.

Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.

The business of owning and managing hotels and theme parks, particularly those located on coastal properties, is subject to a number of risks, hazards, adverse environmental conditions, labor disputes, changes in the regulatory environment and natural phenomena such as floods, hurricanes, wildfires, earthquakes and earth movements. Such occurrences could result in damage or impairment to, or destruction of, our FBD hotels or theme parks, personal injury or death, environmental damage, business interruption, monetary losses and legal liability.

While insurance is not commonly available for all these risks, our FBD joint venture entities maintain customary insurance against risks that we and our joint venture partners believe to be typical and reasonably insurable in the hospitality, amusement and recreation industries and in amounts that we and our joint venture partners believe to be reasonable but that contain limits, deductibles, exclusions and endorsements. However, we and our joint venture partners may decide not to insure against certain risks because of high premiums compared to the benefit offered by such insurance or for other reasons. In the event that costs or losses exceed our available insurance or additional liability is imposed on our FBD joint venture entities for which they are not insured or are otherwise unable to seek reimbursement, we could be materially and adversely affected, including our financial results. Our FBD joint venture entities may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future or at all, and some claims may not be paid. There can be no assurance that the coverage and amounts of such insurance will be sufficient for the needs of our FBD joint venture entities.

Our FBD joint venture entities obtain insurance against the risk of losses relating to some of these events, generally including physical damage to their properties and resulting business interruptions, certain injuries occurring on their properties and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our and our joint venture partner’s view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss, and our FBD joint venture entities may experience material losses not covered by insurance. For example, most losses related to impacts of COVID-19 were not and will not be covered by insurance.

Exchange rate fluctuations could result in significant foreign currency gains and losses and may adversely affect our business and operating results and financial conditions.

We are exposed to currency translation risk in our Karnival joint venture, and we may be exposed to currency translation risk of our FCG international customers, who use home currencies that are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates would affect the amounts we record for our assets, liabilities, revenues and expenses with respect to Karnival and such potential FCG international customers, and could have a negative effect on our financial results. Further, we expect that a significant portion of FCG’s revenues from certain major customers will be paid in Saudi Riyals. The SAR is currently pegged to the U.S. dollar, but if the Kingdom of Saudi Arabia changes its policy of pegging the SAR to the U.S. dollar, such a change could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as FCG’s international operations grow.

Risks Related to Our Intellectual Property

Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain and enforce the intellectual property rights underlying our technology, entertainment content, and other intellectual property. Developing content is a significant feature of our businesses and leaking portions of or piracy of our content (including digital content), brands, and other intellectual property has the potential to significantly and adversely affect our business. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Furthermore, intellectual property and confidentiality protections in China, where we have a joint venture partnership with Raging Power, or the Kingdom of Saudi Arabia, where we have a significant customer concentration, may not be as effective as in the United States or Europe. These uncertainties could limit the legal protections available to us to protect our intellectual property.

We rely on the intellectual property laws of the United States and other relevant jurisdictions, as well as third-party policies and procedures governing internet/domain name registrations, licensing agreements, confidentiality and non-disclosure agreements, and other contractual protections to safeguard our intellectual property assets. However, even in territories like the United States, such legal frameworks may be insufficient to address modern realities.

Furthermore, the lack of effective technological prevention and enforcement measures may further impede our enforcement efforts. Therefore, the success of such measures cannot be guaranteed, particularly in countries with less robust intellectual property laws.

Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured. Additionally, technological advances have enabled quick unauthorized copying and downloading of content into digital formats without any degradation of quality from the original content, which has facilitated the rapid creation, transmission, and sharing of high-quality unauthorized copies. Unauthorized distribution of copyrighted material on the internet is a threat to the value of copyright owners’ intellectual property as it impedes their ability to maintain the exclusive control over their copyrighted material. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability, particularly our FBB division’s operations, as it may reduce the revenue that we could receive from the legitimate sale and distribution of our content. We may need to expend significant amounts of our capital to strengthen our technological platform security and enforcement activities, including litigation, in order to protect our intellectual property rights.

We own patents and patent applications for certain of our proprietary technology and attraction systems, however, filing, prosecuting, and maintaining patents and patent applications in every territory worldwide is prohibitively expensive and therefore we protect such patents and patent applications selectively, on a country-by-country basis, and may choose not to seek patent protection at all in certain jurisdictions. Our competitors may produce products that include our unpatented technology (or the patents we own may not be sufficiently broad enough to exclude our competitors’ use of such technology) and we are unable to provide any assurances that any of our patents or patent applications will include claims that are sufficiently broad to protect our technology from competitors. Additionally, our patents can be challenged as invalid or unenforceable, or circumvented by competitors. No assurance can be given that, if challenged, our patents would be declared valid or enforceable, or that even if found valid and enforceable, a competitor’s technology or product would be found to be infringing our patents. Furthermore, our patent applications may not be granted. Third parties may own patents or there could be other prior art that may hinder our ability to obtain patent protection for our technology. We also cannot be certain that we are the first to file any patent application related to our technology because patent applications in the United States and other countries are confidential for a period of time after filing. Additionally, an interference proceeding may be initiated by a third-party or the United States Patent and Trademark Office (“USPTO”) to determine who was the first to invent any invention covered by our U.S. patents and patent applications that have a filing date pre-dating March 16, 2013 (the date when U.S. patent law changed from a first-to-invent to a first-to-file system). We cannot be certain that we are the first to invent the inventions covered by our pending patent applications and, if we are not, we may be subject to priority disputes.

We also own trademark applications and registrations. Our trademark applications may be denied or opposed and our registered trademarks may be challenged as invalid or unenforceable by competitors or other third parties. If our trademarks are successfully challenged in any jurisdiction, we could be forced to rebrand our products in such jurisdiction(s), which could result in the loss of brand recognition and require us to devote significant resources to advertising and marketing new brands. Furthermore, trademark registration does not guarantee its validity or our right to use such trademark.

In order to protect our proprietary technology, we rely in part on confidentiality and other agreements with our employees, independent contractors, and other third parties. Such agreements may not prevent, or provide an adequate remedy for, the unauthorized use or disclosure of our confidential information. Third parties may independently discover or reverse engineer our trade secrets and proprietary information. Asserting a claim that a party illegally obtained and is using our trade secrets can be difficult, expensive, and time consuming, and the outcome is unpredictable. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed and can adversely affect our revenues or otherwise harm our business. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws (or the absence of effective legal protections or enforcement measures) could materially adversely impact our businesses, financial condition, and results of operations.

Third parties may allege that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties that may negatively affect our profits, subject us to costly and time-consuming litigation, or cause us to lose the ability to provide the related products or services.

To the extent that we need licenses to third-party patents in the future to manufacture, use, or sell our products or services, we would need to obtain such licenses to avoid infringement. For products or services that utilize the intellectual property of strategic collaborators, brand partners or other suppliers, such suppliers may have an obligation to secure the licenses to such patents at their own cost, and if not, we would be responsible for the cost of such licenses. Royalty payments and other fees due under such licenses would erode our profits from the sales of such products and services. Moreover, we may be unable to obtain such licenses on acceptable terms (or at all). If we fail to obtain a required patent license or are unable to alter the design of the product to avoid infringing a third-party patent, we would be unable to continue to manufacture or sell such products or provide related services.

If a third party commences an infringement action against us, we may incur significant costs to defend such action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from such action could require us to pay substantial amounts in damages for infringement, or obtain a license to continue to use the intellectual property that is the subject of the infringement claim, or could result in injunctive relief limiting our ability to develop, manufacture, or sell our products or provide our services, or could require us to redesign our products to avoid infringement.

Lastly, we may need to indemnify our customers, licensees, commercialization partners, and distributors if our technology or products infringe the intellectual property rights of any third parties. Such third party claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, licensees, commercialization partners, or distributors, regardless of the merits of these claims. If any of such claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers, licensees, commercialization partners, or distributors and may be required to obtain licenses for such technology or products. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers, licensees, commercialization partners, or distributors may be forced to stop using or selling our products or technology.

Risks Related to Regulatory, Tax, Legal and Compliance Matters

Changes in regulations applicable to our businesses may impair the profitability of our businesses, and our failure to comply with applicable laws and regulations may increase our costs, reduce our earnings or limit our growth.

We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We are subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. We may periodically have to defend against lawsuits asserting non-compliance. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect our businesses, financial condition or results.

We, the hotels and theme parks that we co-own, and the facilities and attractions of our FCG customers, are subject to a variety of laws and regulations around the globe, including, among others, laws related to: employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery and anti-corruption; cybersecurity, data privacy, data localization and the handling of personally identifiable information; competition; the environment; health and safety; liquor sales; and the offer and sale of franchises. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with laws and regulations may not prevent our associates, contractors, or agents from materially violating these laws and regulations. The failure to meet the requirements of applicable laws or regulations, or publicity resulting from actual or alleged failures, could have a significant adverse effect on our results of operations or reputation.

In addition, programming services like the episodic series and feature films we have in development for our FBB business, are regulated by U.S. federal laws and regulations as well as by state and local governments, in ways that will affect the daily conduct of FBB video content operations. These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising.

We, our joint ventures with Meliá, our FCG customers and our suppliers also are subject to foreign, federal, state and local environmental laws and regulations such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these laws and regulations, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our FBD properties or impair our FGC customers’ abilities to finance our services.

In addition, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining a Paycheck Protection Program loan pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), and for obtaining forgiveness of the loan. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

Changes in any of these regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. See “— United States or international environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.”

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

FBD’s joint venture operations in the EU and Hong Kong are subject to the laws of such jurisdictions rather than U.S. law. Additionally, FCG frequently provides services to customers located in countries across the world, including in the Kingdom of Saudi Arabia. Laws in some jurisdictions differ in significant respects from those in the United States. These differences can affect our ability to react to changes in our businesses, and our rights or ability to enforce rights may be different than would be expected under U.S. law. For example, in Spain and the EU, the climate change-related laws and regulations are more extensive and onerous than those of the United States.

Moreover, enforcement of laws in some jurisdictions outside the United States can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our businesses. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

Data privacy regulations and the costs to comply with such regulations could adversely impact our businesses.

We are subject to laws that regulate the collection, use, retention, security, and transfer of customer, guest, brand partner and employee data. Our privacy policies and practices concerning the collection, use and disclosure of user data are available on our website. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our businesses. Data collection, privacy and security have become the subject of increasing public concern. If internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services because of these concerns, our businesses could be harmed.

We could be exposed to liabilities under the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, including non-U.S. laws, which could have a material adverse impact on us.

We have international operations, and as a result are subject to compliance with various laws and regulations, including the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents or other entities. The FCPA also requires companies to make and keep books and records and accounts that reflect their transactions in reasonable detail, including the disposition of their assets. Despite existing safeguards and any future improvements to our policies and training, we will be exposed to risks from deliberate, reckless or negligent acts committed by our employees or agents for which we might be held responsible. A violation of any of the FCPA or any other anti-corruption laws or regulations could lead to criminal and civil penalties and other legal and regulatory liabilities and require us to undertake remedial measures, any of which could have a material adverse impact on us, including our businesses, financial condition, liquidity, results of operations and prospects.

We are a holding company and our only material asset is our interest in Falcon’s Opco, and accordingly we will generally be dependent upon distributions from Falcon’s Opco to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than its ownership in Falcon’s Opco. As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses or declare and pay dividends in the future is dependent upon the financial results and cash flows of the Falcon’s Opco and its subsidiaries, and distributions the Company receives from the Falcon’s Opco. Deterioration in the financial condition, earnings or cash flow of Falcon’s Opco and its subsidiaries for any reason could limit or impair Falcon’s Opco’s ability to pay such distributions to the Company. Additionally, to the extent that the Company needs funds and Falcon’s Opco is restricted from making such distributions to the Company under applicable law or regulation or under applicable contractual restrictions, including the terms of any applicable financing arrangements, or Falcon’s Opco’s subsidiaries are otherwise unable to provide such funds to Falcon’s Opco for distribution, it could materially adversely affect the liquidity and financial condition of the Company.

Subject to the discussion in this Annual Report, Falcon’s Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of the New Falcon’s Opco Units, including the Company, following the Closing. Accordingly, the Company will incur income taxes on its allocable share of any net taxable income of Falcon’s Opco. Under the terms of the A&R Operating Agreement, Falcon’s Opco is obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of New Falcon’s Opco Units following the Closing, including the Company. In addition to tax expenses, the Company will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. The Company intends, as its sole manager, to cause Falcon’s Opco to make distributions to the holders of New Falcon’s Opco Units following the Closing in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover the Company’s operating expenses, including payments under the Tax Receivable Agreement. However, Falcon’s Opco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which Falcon’s Opco is then a party, including debt agreements, or any applicable law or regulation, or that would have the effect of rendering Falcon’s Opco insolvent. If the Company does not have sufficient funds to pay tax or other obligations or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. The failure of the Company to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because Falcon’s Opco (i) is prohibited from making such payment under the terms governing certain of its indebtedness or under applicable law and Falcon’s Opco cannot obtain sufficient funds to make such payment after taking commercially reasonable actions or (ii) would become insolvent as a result of making such payment. In addition, if Falcon’s Opco does not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends will also be restricted or impaired.

Under the A&R Operating Agreement, Falcon’s Opco will, from time to time, make distributions in cash to its equityholders (including the Company) in amounts at least sufficient to cover the taxes on their allocable share of taxable income of Falcon’s Opco. As a result of (i) potential differences in the amount of net taxable income allocable to the Company and to Falcon’s Opco’s other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that the Company anticipates from any redemptions or exchanges of New Falcon’s Opco Units  for Class A Common Stock or cash pursuant to the A&R Operating Agreement in the future, tax distributions payable to the Company may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. The Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on the Company’s stock, although the Company will have no obligation to distribute such cash (or other available cash) to its stockholders. To the extent the Company does not distribute such excess cash as dividends on its stock, it may take other actions with respect to such excess cash — for example, holding such excess cash or lending it (or a portion thereof) to Falcon’s Opco, which may result in shares of its stock increasing in value relative to the value of the New Falcon’s Opco Units. The holders of New Falcon’s Opco Units may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock in exchange for their New Falcon’s Opco Units, notwithstanding that such holders may previously have participated as holders of New Falcon’s Opco Units in distributions by Falcon’s Opco that resulted in such excess cash balances.

Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.

The Company is a party to the Tax Receivable Agreement with the Company’s unitholders and Falcon’s Opco. Under the Tax Receivable Agreement, the Company generally are required to make cash payments to the Company’s unitholders equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of Falcon’s Opco resulting from any future redemptions or exchanges of New Falcon’s Opco Units for Class A Common Stock or cash by the Company’s unitholders pursuant to the A&R Operating Agreement and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of Class A Common Stock unless such holders are also unitholders.

The amount of the cash payments that the Company will be required to make under the Tax Receivable Agreement may be substantial. Any payments made by the Company to the Company’s unitholders under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to the Company, Falcon’s Opco and its subsidiaries. To the extent the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, the Company’s future obligations to make payments under the Tax Receivable Agreement could make the Company, Falcon’s Opco and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on the unitholders’ continued ownership of New Falcon’s Opco Units, Class A Common Stock or Class B Common Stock.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Company’s unitholders, the price of shares of Class A Common Stock at the time of any exchange or redemption, the extent to which such exchanges or redemptions are taxable, the amount of gain recognized by the Company’s unitholders, the amount and timing of the taxable income Falcon’s Opco generates in the future, and the tax rates and laws then applicable.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company determines, and the U.S. Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that the Company takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Company are disallowed, the recipients of the payments under the Tax Receivable Agreement will not be required to reimburse the Company for any excess payments that may have previously been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. As a result, in certain circumstances the Company could make payments under the Tax Receivable Agreement in excess of the Company’s actual tax savings, which could materially impair the Company’s financial condition.

Moreover, the Tax Receivable Agreement provides that, in certain events, including among other things, a change of control or the Company’s exercise of early termination rights, the Company’s obligations, or its successor’s obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any unitholder that has New Falcon’s Opco Units not yet exchanged shall be deemed to have exchanged such New Falcon’s Opco Units on such date, even if the Company does not receive (if at all) the corresponding tax benefits until a later date when the New Falcon’s Opco Units are actually exchanged. As a result of the foregoing, the Company would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, the Company could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes. If the Company were to elect to terminate the Tax Receivable Agreement as of April 12, 2024, based on an assumed value of $10.13 per share of Class A Common Stock and a discount rate equal to the lesser of (i) 6.50% per annum, compounded annually, and (ii) SOFR plus 100 basis points and taking into account the Earnout Shares and Earnout Units, the Company estimates that it would be required to pay $158.0 million in the aggregate under the Tax Receivable Agreement.

The Company’s obligations under the Tax Receivable Agreement could have a substantial negative impact on the Company’s liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.

If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and Falcon’s Opco might be subject to potentially significant tax inefficiencies, and the Company would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

A number of aspects of the post-Closing structure depend on the classification of Falcon’s Opco as a partnership for U.S. federal income tax purposes, and the Company and Falcon’s Opco intend to operate such that Falcon’s Opco does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges or other transfers of New Falcon’s Opco Units could cause Falcon’s Opco to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and the Company and Falcon’s Opco intend to operate such that exchanges or other transfers of New Falcon’s Opco Units qualify for one or more such safe harbors.

If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for the Company and Falcon’s Opco, including as a result of the Company’s inability to file a consolidated U.S. federal income tax return with Falcon’s Opco. In addition, the Company may not be able to realize tax benefits covered under the Tax Receivable Agreement, and the Company would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Falcon’s Opco’s assets) were subsequently determined to have been unavailable.

Changes in applicable tax laws, interpretations of existing tax laws, loss of tax incentives, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax laws and could adversely affect our financial condition or results of operations. For example, the U.S. tax legislation enacted on December 22, 2017 represented a significant overhaul of the U.S. federal tax code, including, among many other things, a reduction to the U.S. federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. In addition, the Inflation Reduction Act of 2022 enacted on August 16, 2022, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.

There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties, or the economy generally may also impact our financial condition and results of operations.

Tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

In addition, we may be subject to tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, and could materially and adversely affect our financial condition or results of operations.

United States or international environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various international, national, regional and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines, penalties, litigation or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned real property or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our businesses or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result.

Further, some U.S. states and various countries are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations, or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of the properties we manage or result in significant additional expense and operating restrictions on us. The cost of such legislation, regulation or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could adversely affect our financial condition or results of operations.

We are subject to allegations, claims and legal actions arising in the ordinary course of our businesses, which may include claims by third parties, including guests who visit our FBD hotels or experiential entertainment offerings, our FCG customers or subcontractors, our FBB brand partners, any of our employees or regulators. The outcome of these proceedings cannot be predicted. If any of these proceedings is determined adversely to us, or if we receive a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against us, our businesses, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to our management due, to the increased time and resources required to respond to and address the litigation.

Risks Related to Operating as a Public Company

Our senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

The individuals who now constitute our senior management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our businesses, which could adversely affect our businesses. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

Upon completion of the Business Combination, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which requires us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer, although we could potentially qualify as a “smaller reporting company.” We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on an Approved Exchange.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and audit of the 2023 consolidated financial statements, we identified the following material weaknesses in the Company’s internal control over financial reporting:

Risk Assessment – We did not design and implement an effective risk assessment based on the criteria established in the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities – We did not design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following deficiencies, individually and in the aggregate, contributed to material weaknesses in control activities, including:

●	We did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.

●	We did not design or maintain controls over period end close procedures.

●	We did not design or maintain effective controls over the period end financial reporting process and preparation of financial statements. Specifically, we did not design and implement a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved.

●	We did not design or maintain controls or document segregation of duties over information technology systems used to create or maintain financial reporting records.

Monitoring – We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning; and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Control Environment – We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; (ii) our commitment to attract, develop, train, and retain an appropriate complement of accounting employees; and (iii) establishing a control environment and holding individuals accountable for their internal control related responsibilities.

We did not design or maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weaknesses in the control environment, including:

●	The Company did not create the proper environment for effective internal control over financial reporting and to ensure that: (i) there were adequate processes for oversight; (ii) there was accountability for the performance of internal control over financial reporting responsibilities; (iii) personnel with key positions had the appropriate training and capacity to carry out their responsibilities.

●	The Company did not maintain a sufficient complement of management, accounting, financial reporting personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) adequately identify potential risks; (ii) include in the scope of our internal controls framework certain systems relevant to financial reporting and the preparation of our consolidated financial statements; and (iii) design and implement certain risk-mitigating internal controls.

Information and Communication – We did not generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Our plan to remediate such material weaknesses includes:

●	Designing and implementing a risk assessment process supporting the identification of risks.

●	Implementing systems and controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Assessing staffing levels and hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we are required to comply with Section 404 of the Sarbanes-Oxley Act. We have hired additional resources and have engaged with a third-party consulting firm to assist us with our formal internal control plan and to provide accounting services related complex accounting transactions.

●	Implementing controls to enable an effective and timely review period end close procedures.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2023 and 2022 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 after the completion of the Business Combination.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products and services to new and existing customers.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with that of other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparability of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of our registration statement on Form S-4 in connection with the Business Combination, (b) in which we have total annual revenue of at least $1,235,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of Class A Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of Class A Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have incurred, and will continue to incur, significant costs as a result of operating as a public company.

Upon closing of the Business Combination, we became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We have incurred, and will continue to incur, significant legal, financial and other expenses as a result of compliance with these rules and regulations and will continue to increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These rules and regulations have increased our legal and financial compliance costs and made some activities more difficult, time-consuming, and costly.

In addition, as a public company our costs related to directors and officers liability insurance have increased, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. We may be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

Risks Related to Ownership of Our Securities

The Demerau Family is expected to have significant influence over stockholder decisions because of its share ownership.

Holders of Class A Common Stock and Class B Common Stock are entitled to cast one vote per share of on all matters to be voted on by stockholders. Generally, holders of all classes of Common Stock vote together as a single class. As of the date of this Annual Report, Infinite Acquisitions holds approximately 44.8% of the voting power of the Common Stock and therefore has the ability to significantly influence the vote outcome of most matters submitted to stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Katmandu Ventures, LLC holds approximately 24.3% of the voting power of the Common Stock, and together with Infinite Acquisitions can control the vote outcome of matters submitted to stockholders for approval. Both Katmandu Ventures, LLC and Infinite Acquisitions are controlled by members of the Demerau family and may have interests that conflict with other stockholders, and may vote its shares in a way that other stockholders do not view as beneficial. Additionally, Infinite Acquisitions’ concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support.

Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

Cecil D. Magpuri, our Chief Executive Officer, has voting and investment control over approximately 24.3% of the shares of Common Stock, by virtue of his beneficial ownership of CilMar Ventures, LLC, Series A. As our Chief Executive Officer, Mr. Magpuri has significant control over the day-to-day management and the implementation of major strategic decisions of the Company, subject to authorization and oversight by the Board including our Executive Chairman, Scott Demerau. As a board member and officer, Mr. Magpuri owes a fiduciary duty to our stockholders and must act in good faith and in a manner reasonably believed to be in the best interests of stockholders. However, he will still be entitled to vote the shares over which he has voting control, which may be in a manner that other stockholders do not support. Mr. Magpuri’s ownership, together with the significant ownership of Infinite Acquisitions and Katmandu Ventures, LLC described above, represents a high concentration of stock in a limited number of stockholders, and together they will have the ability to control any corporate action requiring stockholder approval, even if the outcome sought by such stockholders is not in the interest of our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the value of our common stock due to a resulting lack of liquidity or a perception among investors that conflicts of interest may exist or arise.

The exercise of our Warrants for Class A Common Stock would increase the number of shares eligible for sale in the public market and result in dilution to our stockholders.

Outstanding Warrants to purchase an aggregate of 5,380,360 shares of Class A Common Stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. Each Warrant entitles the registered holder to purchase 1.034999 shares of Class A Common Stock at an exercise price of $11.50, subject to adjustment. On April 25, 2024, the closing price for our Class A Common Stock was $9.56. We believe the likelihood that the holders will exercise their Warrants is dependent upon the trading price of our Class A Common Stock. If the trading price of our Class A Common Stock is less than $11.50, we believe the holders are unlikely to exercise their Warrants. Conversely, the holders are more likely to exercise their Warrants, the higher the price of our Class A Common Stock is above $11.50. To the extent the Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A Common Stock.

Your unexpired Warrants may be redeemed prior to their exercise at a time that may be disadvantageous to you, thereby making your Warrants worthless.

The Company has the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of 20 trading days within any 30-trading day period commencing after the Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given and provided that there is an effective registration statement covering the shares of Class A Common Stock, as applicable, issuable upon exercise of the Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption or the Company has elected to require the exercise of the Warrants on a cashless basis. If and when the Warrants become redeemable, the Company, as applicable, may not exercise such redemption right if the issuance of shares of Class A Common Stock, as applicable, upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. In addition, the Company has the ability to redeem the outstanding Warrants at any time prior to their expiration, at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth in the Warrant Agreement, if the closing price of Class A Common Stock equals or exceeds $10.00 per public share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the Warrant holders.

Redemption of the outstanding Warrants could force you to: (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

The price of our securities may be volatile.

The market price of Class A Common Stock and Warrants may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results due to factors related to our business;

●	failure to meet or exceed financial estimates and projections of the investment community or that we to the public;

●	the failure of securities analysts to cover, or maintain coverage of, the Class A Common Stock;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

●	operating and share price performance of other companies in the industry or related markets;

●	the timing and magnitude of investments in the growth of the business;

●	success or failure of our business strategies;

●	our ability to obtain financing as needed;

●	announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;

●	additions or departures of key the Company or Falcon’s Opco management or other personnel;

●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	changes in capital structure, including future issuances of securities or the incurrence of debt;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	investor perception of the Company, Falcon’s Opco and our industry;

●	overall market fluctuations;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

Low trading volume for Class A Common Stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general can experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of the Class A Common Stock and Warrants.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on our ability to continue to meet Nasdaq’s listing standards, including the Company having a minimum level of shareholders’ equity. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, the Company and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our Class A Common Stock are a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

An active trading market for our Class A Common Stock may not be sustained, and you may not be able to resell your Class A Common Stock at the time when you want.

Although our Class A Common Stock is listed on Nasdaq, an active trading market for our securities may not be sustained. In the absence of an active trading market for our Class A Common Stock, investors may be unable to sell their shares.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, the price and trading volume of the Company’s securities could decline.

The trading market for the Company’s securities will depend in part on the research and reports that analysts publish about our business. We will not have any control over these analysts, and the analysts who publish information about us may have relatively little experience with the Company or its industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, if one or more of the analysts who cover us ceases coverage of us or fails to publish reports on us regularly, the trading price for the Company’s securities would be negatively impacted. If one or more of the analysts who cover us downgrades the Company’s securities or publishes inaccurate or unfavorable research about our business, the price of the Class A Common Stock would likely decline.

We do not intend to pay cash dividends for the foreseeable future.

The timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of the Board. The Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements including QIC’s consent rights under the FCG A&R LLCA, regulatory constraints, industry practice and other factors that the Board deems relevant. There can be no assurance that we will continue to pay any dividend in the future.

The provisions of the Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (the “Chancery Court”) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to the personal jurisdiction of the Chancery Court and having service of process made upon such stockholder in any such action on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and consented to the forum provisions in its certificate of incorporation. Notwithstanding the foregoing, the Charter will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. However, there is uncertainty as to whether a court would enforce the exclusive forum provisions relating to causes of actions arising under the Securities Act.

Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, it may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Delaware law and the Charter and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Charter, Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of Class A Common Stock, and therefore depress the trading price. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Charter and Bylaws include provisions that:

●	provide for a classified board of directors with staggered, three-year terms;

●	permit the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquire;

●	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	limit the liability of, and provide for the indemnification of, our directors and officers;

●	permit the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;

●	require a supermajority vote of stockholders to amend certain provisions of the Charter and a supermajority vote of stockholders in order to amend the Bylaws;

●	limit our ability to engage in business combinations with certain interested stockholders without certain approvals;

●	permit only the Board, the chief executive officer of the Company or the chairperson of the Board to call special stockholder meetings; provided, that for so long as the holders of Class B Common Stock beneficially own, directly or indirectly, a majority of the total voting power of stock entitled to vote generally in election of directors, special meetings of stockholders may also be called by or at the request of our stockholders holding shares of capital stock of the Company representing a majority of the total voting power of stock entitled to vote generally in election of directors; and

●	mandate advance notice procedures with which stockholders must comply in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

The Company may be subject to securities class action litigation, which may harm its business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. the Company may be the target of this type of litigation in the future. Securities litigation against the Company could result in substantial costs and damages and divert the Company’s management’s attention from other business concerns, which could seriously harm the Company’s business, results of operations, financial condition or cash flows.

The Company may also be called on to defend itself against lawsuits relating to its business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on the Company’s business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements or judgment costs and a diversion of the Company management’s attention and resources that are needed to successfully run the Company’s business.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Holders of the Warrants may have to pay taxes if the Company adjusts the conversion rate of the Warrants in certain circumstances, even though such holders would not receive any cash.

Upon certain adjustments to (or certain failures to make adjustments to) the conversion rate of the Warrants, holders of the Warrants may be deemed to have received a distribution from the Company, resulting in taxable income to them for U.S. federal income tax purposes, even though holders would not receive any cash in connection with such adjustment to (or failure to adjust) the conversion rate. If you are a non-U.S. holder of the Warrants, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty. Please consult your tax advisor regarding the U.S. federal income tax consequences of an adjustment to the conversion rate of the Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of cybersecurity risk and the protection of information across our enterprise and have been working towards the integration of our processes for assessing, identifying, and managing risks from cybersecurity threats into our overall risk management system. As further described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage and transmission of confidential and other information as well as personal information in our computer systems and networks.

We rely on third parties for a significant portion of our information technology functions and conduct periodic risk assessments with assistance from a third-party consultant. We also rely on third-party hardware, software, network infrastructure, storage systems and vendors to maintain and upgrade our technology systems in order to support our business operations. Computer viruses, hackers, employee misconduct and other external hazards can expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. As previously disclosed, in May 2023, we experienced a network intrusion in which an unauthorized third party accessed and exfiltrated certain information from specific systems. In response to this incident, we secured our digital assets within our computer systems, promptly shut down our financial reporting systems on a temporary basis and commenced an investigation with assistance from an outside cybersecurity firm. In connection with this incident, we have incurred certain incremental one-time costs of $0.3 million during the 2023 fiscal year related to consultants, experts and data recovery efforts, and expect to incur additional costs related to cybersecurity protections in the future. Although we have not been the subject of any legal proceedings involving cybersecurity incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from such incidents.

We have implemented a variety of measures to enhance our cybersecurity protections and minimize the impact of any future attack, including by (i) requiring that all external vendors who need to access any internal/cloud resources utilize secure encrypted tunnels or be physically internal and utilize authorized terminals with provided credentials, (ii) conducting security awareness training for our staff and (iii) requiring longer log retention for all tracking telemetry information. However, cybersecurity threats are constantly evolving, and there can be no guarantee that a future cybersecurity event will not occur. The sophistication of cybersecurity threats continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including through the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency such as the use of artificial intelligence may further expose our computer systems to the risk of cybersecurity incidents.

Governance

As part of our overall risk management approach, we seek to prioritize the identification and management of cybersecurity risk at several levels in our organization, including through oversight by our Board of Directors and management team. Our Board of Directors oversees risk from cybersecurity threats and our procedures for protecting our cybersecurity infrastructure, and members of management responsible for our cybersecurity risk management program are expected to periodically report to the Board of Directors regarding cybersecurity risk.

Our Executive Vice President of Technology has nearly 20 years of experience working in technology and technology infrastructure and has completed college coursework in computer engineering. Together with our Chief Corporate Officer and Chief Development Officer, our Executive Vice President of Technology oversees our cybersecurity risk management processes, including those described in “—Risk Management and Strategy” above. Our cybersecurity risk management program seeks to implement tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, as well as strategies to address threats and incidents.

At the employee level, we maintain an information technology team tasked with implementing our privacy and cybersecurity program and who support management in reporting, security and mitigation functions. We also hold employee trainings on privacy and cybersecurity, records and information management, conduct phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.

Item 2. Properties

Our corporate headquarters are located at 1768 Park Center Drive, Orlando, Florida, 32835, consisting of approximately 9.59 acres and a 53,600 square foot office building.

Our parks, hotels and other properties of the Company and its joint ventures are described under the section entitled “Falcon’s Beyond Destinations.” The table below provides a brief description of other properties owned or leased by the Company and its joint ventures.

Location	Approximate Size	Use	Business Segment
Higüey, la Altagracia, Dominican Republic	43,123 m2	Owned Property for Katmandu Park*	Falcon’s Beyond Destinations
Arona, Tenerife (Spain)	21,260 m2	Owned Property for Hotel Sol Tenerife*	Falcon’s Beyond Destinations
Calvià, Mallorca (Spain)	15,205 m2	Owned Property Sol Katmandu Park and Resort*	Falcon’s Beyond Destinations
Calvià, Mallorca (Spain)	6,600 m2	Leased Golf Course*	Falcon’s Beyond Destinations
Orlando, Florida (headquarters)	53,600 ft2	Office Space	Falcon’s Creative Group
Orlando, Florida	16,000 ft2	Leased Office Space	Falcon’s Creative Group, Falcon’s Beyond Destinations, Falcon’s Beyond Brands
Orlando, Florida	6,537 ft2	Warehouse	Falcon’s Creative Group
Makati City, Manila (Philippines)	6,772 ft2	Leased Office Space	Falcon’s Creative Group

*	Owned through joint ventures

Item 3. Legal Proceedings

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.

On March 27, 2024, the Company received a formal complaint related to breach of a contract with Guggenheim Securities. Guggenheim Securities claims that the Company owes transaction fees and expenses of $9,556,512.70, in addition to anticipatory repudiation of an additional $1,500,000.00. The Company has accrued $11.1 million as of December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Warrants are currently listed on Nasdaq under the symbols “FBYD” and “FBYDW”, respectively. Trading of our Class A Common Stock and Warrants began on October 6, 2023.

Holders

As of April 23, 2024, there were 210 holders of record of our Class A Common Stock, four holders of record of our Class B Common Stock and one holder of record of our Warrants. We believe that the actual number of holders of our Class A Common Stock and Warrants is greater than the number of record holders and includes holders of our Class A Common Stock and Warrants whose shares of Class A Common Stock or Warrants are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our shares of common stock to date. It is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends is within the discretion of the Board. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the covered period were disclosed on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the audited consolidated financial statements and the accompanying notes of the Company as of and for the years ended December 31, 2023, and 2022, included elsewhere in this Annual Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s audited consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary,” in this Annual Report.

Overview of Business

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. We believe the complementary strengths of our business divisions facilitates invaluable insights and streamlined growth. The Company has three business divisions, which are conducted through five operating segments.

Our business divisions complement each other as we pursue our growth strategy: (i) FCG creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) FBD, consisting of PDP, Sierra Parima, and Destinations Operations, develops a diverse range of entertainment experiences using both Falcon’s owned and third party licensed intellectual property, spanning LBE, dining, and retail; and (iii) FBB endeavors to bring brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

Our five operating and reportable segments are organized based on product lines or by geography for our location-based entertainment: FCG, PDP, Sierra Parima, Destinations Operations, and FBB (created during the 2022 fiscal year). We collectively refer to the PDP, Sierra Parima and Destinations Operations as our FBD business division.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the year ended December 31, 2023 and the year ended December 31, 2022.

Recent Developments

Strategic Business Updates

The Company’s portfolio of equity method investments has undergone recent strategic and operational changes, including through its intention to utilize an asset-efficient approach to the FBD business, to continue its strategic focus on the FCG business, and its growth plans for the FBB business. See “Item 1. Description of Business – Our Three Business Divisions” for more information.

Strategic Investment

On July 27, 2023, pursuant to the Subscription Agreement by and between FCG and QIC Delaware Inc., QIC agreed to make the Strategic Investment of $30.0 million in FCG through a private placement of preferred units by FCG. Pursuant to the Subscription Agreement, upon the closing of the Strategic Investment, FCG received a closing payment of $17.5 million (net of $500,000 in reimbursements). In April 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG LLC as a result of the establishment of the Opco Incentive Plan.

After giving effect to the transactions contemplated by the Subscription Agreement, FCG has two members: QIC holding 25% of the equity interest of FCG in the form of preferred units and Falcon’s Beyond Global, LLC (the “Predecessor”) holding the remaining 75% of the equity interest of FCG in the form of common units. In connection with the Strategic Investment, FCG entered into the FCG A&R LLCA to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights, and the Predecessor and FCG entered into an intercompany service agreement and a license agreement. The FCG A&R LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. As a result, QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount and any losses not absorbed by QIC are fully allocated to the Company. The FCG A&R LLCA was amended on March 18, 2024 to provide QIC with additional consent rights over incentive bonuses.

Following the Strategic Investment, the Company has been able to devote the necessary resources to realize its growth plans for FCG. For example, the Company recently entered into a Consultancy Services Agreement with QIC in January 2024 for a total contract value of up to approximately $83.1 million if we bid for and win all of the opportunities available to us under such agreement, pursuant to which, among other things, Falcon’s Treehouse, LLC, a subsidiary of FCG, agreed to provide certain design, technological and construction services for the first-ever Dragon Ball theme park. Falcon’s is the master planner, attraction designer, and creative guardian of the theme park.

Sierra Parima. In March 2024, the Katmandu Park in Punta Cana, Dominican Republic was closed to visitors following financial, operational, and infrastructure challenges at the park. Katmandu Park DR, which is part of the Company’s unconsolidated Sierra Parima reporting segment and the Falcon’s Beyond Destinations business, was one of two entertainment destinations developed, owned and operated through two joint venture entities between the Company and Meliá, and the closure of Katmandu Park DR did not immediately affect the operations of the other joint venture entity. Overall, our Sierra Parima segment experienced losses in 2023 as a result of the challenges encountered at the Katmandu Park DR following its opening in April 2023, and as a result, Sierra Parima determined that the fair value of its long-lived fixed assets was less than carrying value as of December 31, 2023 and recorded a fixed asset impairment.

Deconsolidation of FCG

In connection with the Strategic Investment, the FCG A&R LLCA granted QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, as of July 27, 2023, the Company did not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, since July 27, 2023, FCG has been deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. Until the five-year anniversary of the Strategic Investment, (i) FCG may not make any distributions (except for tax distributions) to any of its members and (ii) FCG will reinvest all of its available cash to support the growth and capacity of FCG and its subsidiaries for any projects, products and purchase orders submitted by QIC to FCG and its subsidiaries. These limitations in the use of available cash restrict FCG’s ability to distribute cash to the Predecessor and, in turn, the Predecessor’s ability to distribute cash to the Company, which could have an adverse impact on the Company’s ability to pay dividends to its shareholders.

The consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 therefore includes approximately seven months of activity related to FCG prior to deconsolidation. As of December 31, 2023, the assets and liabilities of FCG, including its goodwill, are no longer included within the Company’s consolidated balance sheets.

Prior to FCG’s deconsolidation, FCG generated a majority of the Company’s consolidated revenue and contract asset and liability balances. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation.

As of July 27, 2023, the Company reflected its investment in FCG at fair value, resulting in a gain on deconsolidation of $27.4 million. Refer to the consolidated financial statements of FCG, included in Item 8 of this Annual Report.

Business Combination

Following the Closing of the Business Combination, the direct interests in the Predecessor were held by the Company and certain holders of the limited liability company units of the Predecessor outstanding as of immediately prior to the Business Combination.

Pursuant to the Business Combination, the Company received net cash proceeds from the Business Combination totaling $1.0 million, net of $1.3 of million FAST II’s transaction costs and $1.6 million of the Predecessor transaction costs paid at Closing. FAST II’s and the Predecessor’s transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled at December 31, 2023 and the Company expects to settle them over the next 24 months. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. These transactions costs are recorded in accrued expenses and long-term payables. All transaction costs incurred in connection with the Business Combination are recorded in profit or loss.

The total number of shares of the Company’s Class A Common Stock outstanding immediately following the Closing, inclusive of earnout shares, was 7,986,019 (11,816,629 as of April 23, 2024); the total number of shares of the Company’s Class B Common Stock outstanding immediately following the Closing, inclusive of earnout shares, was 127,596,617 (125,596,617 as of April 23, 2024); the total number of shares of the Company’s Series A Preferred Stock outstanding immediately following the Closing was 656,415 (0 as of April 23, 2024); and the total number of the Company’s Warrants outstanding immediately following the Closing was 8,440,641 (5,198,420 as of April 23, 2024). Under GAAP accounting rules, which excludes the earnout shares as such shares are not considered outstanding under GAAP, the total number of shares of the Company’s Class A Common Stock outstanding immediately following the Closing was 6,048,519; the total number of shares of the Company’s Class B Common Stock outstanding immediately following the Closing was 52,034,117; the total number of shares of the Company’s Series A Preferred Stock outstanding immediately following the Closing was 656,415; and the total number of the Company’s Warrants outstanding immediately following the Closing was 8,440,641.

On November 6, 2023, the 656,415 shares of Series A Preferred Stock automatically converted into shares of Class A Common Stock pursuant to the terms of the Series A Preferred Stock. Following the automatic conversion of the Series A Preferred Stock, there are no outstanding shares of Series A Preferred Stock. The conversion rate was 0.90909 shares of Class A Common Stock for each share of Series A Preferred Stock, resulting in 596,671 shares of Class A Common Stock issued upon conversion.

In connection with the automatic conversion of the Series A Preferred Stock, the outstanding Warrants are no longer exercisable for (i) 0.580454 shares of Class A Common Stock and (ii) 0.5 shares of Series A Preferred Stock. Each outstanding Warrant is now exercisable for 1.034999 shares of Class A Common Stock pursuant to the terms of the Warrants. On November 3, 2023, the Company and Continental Stock Transfer & Trust Company entered into a second amended and restated warrant agreement to reflect such adjustment to the Warrants.

Basis of Presentation

Following the closing of the Business Combination, the Predecessor’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continued to collectively have a controlling interest of the Company. As the Business Combination represented a common control transaction from an accounting perspective, the Business Combination was treated similar to a reverse recapitalization. Since there was no change in control, the Predecessor was determined to be the accounting acquirer and the Company was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Predecessor issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination were those of the Predecessor.

Public Company Costs

As a consequence of the Business Combination, the Company became an SEC-registered and listed company, and the Company has incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. Additionally, our capital and operating expenditures are expected to increase significantly in connection with our ongoing activities.

Infinite Acquisitions Subscription Agreement; Transferred Debt

Prior to the Closing of the Business Combination, an aggregate of approximately $67.3 million in financing was provided to the Predecessor by Infinite Acquisitions, including through debt-to-equity conversions. On October 4, 2023, Infinite Acquisitions irrevocably committed to fund an additional approximately $12.8 million to the Predecessor by December 31, 2023, for a total financing from Infinite Acquisitions of $80.0 million. As of April 26, 2024, Infinite Acquisitions has not funded such commitment.

Further, the holders of an aggregate $4.8 million of indebtedness of the Predecessor, entered into exchange agreements with the Company and the Predecessor whereby such indebtedness was exchanged for an aggregate of 475,000 shares of Series A Preferred Stock and a cash payment of unpaid accrued interest. The Company agreed to contribute the Transferred Debt to the Predecessor in exchange for the Predecessor (i) issuing to the Company a number of Preferred Units equal to the number of shares of Series A Preferred Stock issued upon the exchange of the Transferred Debt, and (ii) paying to the Company an amount in cash equal to the amount of cash paid by the Company as accrued interest. Such transactions were consummated concurrently with the Closing of the Business Combination.

Infinite Acquisitions Loans; Katmandu Loans

Following the Closing of the Business Combination through December 31, 2023, Infinite Acquisitions loaned the Company $6.8 million pursuant to its existing $10.0 million revolving credit arrangement. Subsequent to December 31, 2023, Infinite Acquisitions has loaned an additional $4.8 million to the Company pursuant to the revolving credit arrangement through April 26, 2024. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in December 2026.

In April 2024, the Predecessor entered into a term loan agreement with Katmandu Ventures, LLC (“Katmandu Ventures”), a greater than 10% shareholder of the Company, pursuant to which Katmandu Ventures made a loan to the Predecessor in the principal amount of approximately $7.2 million, and a term loan agreement with Universal Kat Holdings, LLC (“Universal Kat”) pursuant to which Universal Kat has made a loan to the Predecessor in the principal amount of approximately $1.3 million. Such term loans bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the proceeds of the term loans was used to repay a portion of the outstanding loans under the Infinite Acquisitions revolving credit arrangement.

Impairment of Investment in Sierra Parima

As referenced above, in March 2024, Katmandu Park DR was closed to visitors following financial, operational, and infrastructure challenges at the park. Based on this determination, Sierra Parima first performed an evaluation of its long-lived fixed assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million for the year ended December 31, 2023. The impairment recognized by Sierra Parima is a component of the Company’s equity method share of Sierra Parima’s loss for the full year ended December 31, 2023.

As Sierra Parima recorded a fixed asset impairment under ASC 360, the Company further evaluated its remaining equity investment in Sierra Parima for impairment as of December 31, 2023, and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs, or Level 3 inputs, as described in Note 17 – Fair value measurement of the audited consolidated financial statements. The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. As of December 31, 2023, the Company recognized an other-than-temporary impairment charge of $14.1 million, which is recorded in Share of gain (loss) from equity method investments in the consolidated statement of operations and comprehensive loss. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of December 31, 2023. Any future capital fundings will be discretionary.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations, an accumulated deficit, and negative cash flows from operating activities for the year ended December 31, 2023. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements under ASC 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to funding its share of additional investment in its equity investment, Karnival, for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. The Company and its joint venture partner are committed to funding non-interest-bearing advances of $9.0 million (HKD 69.7 million) each, over a three-year period. As of December 31, 2023, the Company had funded $6.6 million (HKD 51.0 million) and the Company has a remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of December 31, 2023.

On July 27, 2023, in connection with the Strategic Investment, FCG received a net closing payment from QIC of $17.5 million (net of $500,000 in reimbursements). The remaining $12.0 million of the $30.0 million investment is being held by QIC and will be released upon the establishment of an employee retention and attraction incentive program.

These funds are to be used exclusively by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2023, the Company has incurred material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. The Company has a working capital deficiency of ($28.9) million which excludes non-cash earnout liability balance as of December 31, 2023. Additionally, the Company has $6.7 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Annual Report on Form 10-K. This Annual Report on Form 10-K does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting the results of operations are summarized below.

Strategic Investment

Our financial results are impacted by the Strategic Investment in FCG. As of July 27, 2023, the date the Company ceased to have a controlling financial interest, FCG was deconsolidated and accounted for as an equity method investment. Until the five-year anniversary of the Strategic Investment, (i) FCG may not make any distributions (except for tax distributions) to any of its members and (ii) FCG will reinvest all of its available cash to support the growth and capacity of FCG and its subsidiaries for any projects, products and purchase orders submitted by QIC to FCG and its subsidiaries. These limitations in the use of available cash restrict FCG’s ability to distribute cash to the Predecessor and, in turn, the Predecessor’s ability to distribute cash to the Company, which could have an adverse impact on the Company’s liquidity and ability to repay its outstanding loans.

Equity Method Investments

Our financial results are impacted by our 50% ownership of the equity interests in three of our unconsolidated joint ventures, PDP, Sierra Parima and Karnival. Additionally, starting from the deconsolidation of FCG on July 27, 2023, our financial results are impacted by our 75% ownership of FCG, as described further below. Prior to July 27, 2023, FCG’s results and balances were consolidated with the Company.

Our four unconsolidated joint ventures are recognized as equity method investments. We have recognized approximately ($52.4) million and $1.5 million Share of gain or (loss) from equity method investments including Sierra Parima impairment of ($14.1) million in 2023, for the years ended December 31, 2023, and 2022, respectively.

On November 2, 2021, the Company entered into a Joint Venture Agreement to acquire a 50% interest in Karnival, a joint venture established with Raging Power Limited. The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first facility is under development with an expected opening in 2025. The results of operations for Karnival are immaterial for the years ended December 31, 2023, and 2022.

The carrying value of our investments and advances as of December 31, 2023, was comprised of approximately $22.9 million for PDP, $0 million for Sierra Parima, $6.8 million for Karnival and $30.9 million for FCG. The carrying value as of December 31, 2022, was comprised of approximately $23.7 million for PDP, $41.7 million for Sierra Parima and $6.6 million for Karnival.

Timing of Current Projects and Future Geographic and Product Expansion

Our financial results and liquidity needs vary from quarter-to-quarter or year-to-year depending on the timing of:

●	our signing of agreements with and related disbursement from our clients

●	FCG’s signing of agreements with and related disbursements from QIC

●	completion of our current projects

●	completion of Karnival’s Vquarium Entertainment Center

●	our contributions to our existing and new joint ventures

●	FBB’s strategic partnerships or alliances.

Further, our success depends substantially on our ability to accurately predict and adapt to changing consumer tastes and preferences. Consumer tastes and preferences impact and will impact, among other items, revenues from affiliate fees, licensing fees and royalties, critical and commercial success of our planned animation, movies, and music offerings, theme park admissions, hotel room charges and merchandise, sales of licensed consumer products or sales of our other consumer products and services.

Risks Associated with Future Results of Operations

For additional information on the risks associated with future results of operations, please see Item 1A. Risk Factors of this Annual Report.

Components of Our Results of Operations

Overall note regarding the deconsolidation of FCG

The results of operations includes approximately seven months of activity related to FCG prior to deconsolidation during the year ended December 31, 2023. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. Any discussions related to results, operations, and accounting policies associated with FCG refer to the periods prior to deconsolidation. After deconsolidation as of July 27, 2023, FCG’s results of operations are included in the Company’s consolidated statement of operations and comprehensive loss as a component of Share of gain (loss) from equity method investments financial statements. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation in the Company’s consolidated financial statements for further discussion. FCG’s separate consolidated financial statements included elsewhere in this Annual Report include FCG’s results for the full year ended December 31, 2023.

Revenue

In our FCG segment, FCG generates revenue from master planning, attraction design, experiential entertainment, content production, interactives, and software. The Company’s retained investment in FCG is accounted for under the equity method and, subsequent to the deconsolidation of FCG on July 27, 2023, FCG revenue is no longer included in the results of operations. In our Destinations Operations segment, revenues may be generated through the management of resorts and theme parks and incentive fees. In our FBB segment, revenues are generated through the licensing of digital media.

Project design and build expense

Our Project design and build expenses primarily include project related direct wages, freelance labor, hardware, and software costs.

Selling, general and administrative expense

Our Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses. Our Selling, general and administrative expenses include third-party accounting and legal costs related to the preparation of the Company becoming a public company upon the Closing of the Business Combination.

Transaction expenses

Transaction expenses are stated separately in the results of operations. Transaction expenses include professional services expenditures directly related to business combinations, other investments, and disposals of other assets and liabilities that qualify as a business.

Credit loss expense

Our credit loss expense includes expected credit loss reserve activity related to accounts receivable balances with our unconsolidated joint venture Sierra Parima.

Research and development expense

Much of our intellectual property has been developed and tested in-house. We have established a team to develop the full slate of software, hardware and systems that power our products, integrating product management, engineering, analytics, data science, and design. Research and development expenses primarily consist of internal labor involved in research and development activities primarily related to the development of new FBB products across a broad range of vectors (e.g., physical theme parks, ride systems, media content and consumer merchandise), as well as development of the new asset-efficient strategy in our FBD business. Research and development expenses are expensed in the period incurred. We expect expenses to increase in future periods as we continue to invest in research and development activities to achieve our operational and commercial goals. See “Item 1. Business – Intellectual Property Research and Development” for more information.

Intangible asset impairment loss

Our intangible asset impairment loss consists entirely of the impairment of the Ride Media Content (“RMC”) intangible asset owned by our FBB segment.

Depreciation and amortization expense

Our Depreciation and amortization expense is primarily attributed to the amortization of finite-lived intangible assets, comprising of RMC, trade names, customer relationships, developed technology and right-of-use assets for our finance lease. All trade names, customer relationships, developed technology and finance lease right-of-use assets have been deconsolidated with FCG as of July 27, 2023. We also incurred depreciation expenses for property and equipment utilized in the operation of our businesses.

Share of gain or loss from equity method investments

Our Share of gain or loss from equity method investments represents our proportional share of net earnings or losses of our unconsolidated joint ventures.

During 2022 and 2023, our parks and resorts, which operated within our unconsolidated joint ventures, generated revenue through the sales of hotel rooms, park admissions, food and beverage, merchandise, and ancillary services, and for fiscal 2023, the principal costs of parks and resorts were employee wages and benefits, advertising, maintenance, utilities, and insurance. Factors that have affected these costs have included fixed operating costs, competitive wage pressures, food, beverage and merchandise costs, costs for construction, repairs and maintenance and inflationary pressures.

After the deconsolidation of FCG on July 27, 2023 the Company accounts for its retained investment under the equity method. FCG generates revenues from master planning, attraction design, experiential entertainment, content production, interactives, and software. The principal costs of these services are project design and build expense, employee wages and benefits, research and development, sales and marketing, depreciation and amortization, software costs, legal fees, consultant fees, and occupancy costs.

The Company monitors the equity method investments for impairment and records reductions in their carrying value if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. There were $14.1 million in impairment losses recognized for investments in equity method investments during the year ended December 31, 2023, entirely related to impairment of the Company’s equity method investment in Sierra Parima. See Note 8 – Investments and advances to unconsolidated joint ventures. There were no impairment losses recognized for investments in equity method investments during the year ended December 31, 2022.

Gain on deconsolidation of FCG

Our gain on deconsolidation consists of the gain recognized on the deconsolidation of FCG. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG and the carrying value of FCG’s net assets. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation in the Company’s audited consolidated financial statements for further discussion.

Interest expense

Our Interest expense consists primarily of the interest on our debt instruments and finance lease liabilities. Interest expense related to debt instruments is generated by related party and third-party loans and lines of credit used primarily to fund working capital and operations. See Note 10 – Long-term debt and borrowing arrangements in the Company’s audited consolidated financial statements for a description of our indebtedness and “Liquidity and Capital Resources” below.

Interest income

During fiscal 2023, our Interest income consisted primarily of interest income recognized in connection with licensing the right to use digital ride media content to Sierra Parima. The agreement required ten equal annual payments of $0.3 million to the Company beginning in March 2023. As the payments were deferred over a ten-year period, a significant financing component exists. Therefore, the Company recognized a financing receivable discounted based on the contracted annual payments and recognized interest income beginning in the three months ended June 30, 2023. As of December 31, 2023 the Company recognized an expected credit loss reserve against all balances due from Sierra Parima, including receivables related to this ride media license. See Credit loss expense in results of operations below.

Change in fair value of warrant liabilities

The Company accounts for Warrants assumed in connection with the Business Combination (see Note 1 – Description of business and basis of presentation) in accordance with the guidance contained in ASC 815, Derivatives and Hedging (“ASC 815”), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at the end of each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the results of operations.

Change in fair value of earnout liabilities

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent Earnout Shares in the form of Class A Common Stock and Class B Common Stock, respectively. The Earnout Shares were deposited into escrow at the Closing and are to be earned, released and delivered upon satisfaction of, or forfeited and canceled up on the failure of certain milestones. The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the results of operations.

Foreign exchange transaction gain (loss)

Our Foreign exchange transaction gain (loss) include our transactional gains and losses on the settlement or re-measurement of our non-functional currency denominated assets and liabilities. Since we conduct business in jurisdictions outside of the United States, we generate realized and unrealized transactional foreign exchange gains and losses from the remeasurement of U.S. dollar denominated cash and debt balances held by Fun Stuff, our Euro functional currency subsidiary, and the settlement of vendor balances denominated in non-functional currencies. As the U.S. dollar strengthens against the Euro, we record realized and unrealized foreign exchange losses; as the U.S. dollar weakens against the Euro, we record realized and unrealized foreign exchange gains.

Income tax

The Company is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by the Predecessor. The Predecessor is organized as a limited liability company taxed as a partnership. The consolidated financial statements of the Predecessor do not include a provision for federal or state income tax expense or benefit as our taxable income or loss is included in the tax returns of the Predecessor’s members. Our foreign subsidiaries and unconsolidated joint ventures are subject to tax in their local jurisdiction and we record a provision for income tax expense or benefit where applicable.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. The results of operations includes approximately seven months of activity related to FCG LLC prior to deconsolidation in the year ended December 31, 2023. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 8 – Investments and advances to equity method investments in the Company’s audited consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Year ended December 31, 2023	Year ended December 31, 2022
Revenue	$18,244	$15,950
Expenses:
Project design and build expense	10,151	11,344
Selling, general and administrative expense	28,064	18,439
Transaction expenses	26,021	—
Credit loss expense	5,965	—
Research and development	1,248	2,771
Intangible assets impairment expense	2,377	—
Depreciation and amortization expense	1,576	737
Loss from operations	(57,158)	(17,341)
Share of gain or (loss) from equity method investments	(52,452)	1,513
Gain on deconsolidation of FCG	27,402	—
Interest expense	(1,124)	(1,113)
Interest income	95	—
Loss on disposal of assets	—	(9)
Change in fair value of warrant liabilities	(2,972)	—
Change in fair value of earnout liabilities	(345,413)	—
Foreign exchange transaction gain (loss)	367	(478)
Net loss	$(431,255)	$(17,428)
Income tax benefit	325	—
Net loss	$(430,930)	$(17,428)

Revenue

	Year ended December 31, 2023	Year ended December 31, 2022
Services transferred over time:
Design and project management services	$10,555	$10,963
Media production services	1,773	392
Attraction hardware and turnkey sales	2,052	4,302
Other	2,533	293
Total revenue from services transferred over time	16,913	15,950
Services transferred at a point in time:
Digital media licenses	1,331	—
Total revenue from services transferred at a point in time	1,331	—
Total revenue	$18,244	$15,950

Revenue increased $2.2 million to $18.2 million for the year ended December 31, 2023, compared to $16.0 million for the year ended December 31, 2022. The increase was primarily attributable to:

●	$2.1 million increase in revenue relating to shared services provided by the Company to FCG during the five-month period subsequent to the deconsolidation of this subsidiary.

●	$2.2 million increase in revenue associated with all long-term contracts with QIC

●	$0.1 million increase in revenue related to contracts with unconsolidated joint ventures PDP and K-11

●	$1.3 million increase in digital media license revenue relating to Ride Media contract with unconsolidated joint venture Sierra Parima

●	$0.4 million increase in revenue from Fun Stuff management and incentive fees

These above increases were offset by the following decreases to revenue:

●	$2.8 million decrease in revenue related to Sierra Parima contracts which were completed or are nearing completion

●	$0.9 million decrease in revenue related to all other contracts.

The Company’s investment in FCG is accounted for under the equity method and, as such, FCG project management and design revenue is no longer included in the results of operations subsequent to the deconsolidation of FCG on July 27, 2023.

Project design and build expense

Project design and build expense decreased $1.1 million to $10.2 million for the seven-month period ended December 31, 2023, compared to $11.3 million for the year ended December 31, 2022, which represents 15.5% decrease as a percent of revenue driven primarily by an increase in sales with higher margin projects within FCG compared to the year ended December 31, 2022.

During the year ended December 31, 2023, we continued to work on long-term higher margin contracts for design and project management services, most of which are higher dollar value jobs due to their increased length, scale, and complexity, offset by lower margin attraction hardware and turnkey sales services.

Selling, general and administrative expense

Selling, general and administrative expense increased $9.5 million to $28.0 million for the year ended December 31, 2023, compared to $18.5 million for the year ended December 31, 2022. The increase was primarily related to audit fees and professional services fees along with incremental headcount for public company readiness. Audit and professional services fees increased $5.4 million from $8.3 million for the year ended December 31, 2022 to $13.7 million for the year ended December 31, 2023.

Transaction expenses

Transaction expenses were $26.0 million for the year ended December 31, 2023. There were no such expenses for the year ended December 31, 2022. The increase was primarily driven by legal fees, consulting fees, banking fees, printer and transfer agent fees, and excise tax on stock redemptions. These expenses represent costs incurred in excess of funds received in connection with the Business Combination completed in the fourth quarter of 2023.

Credit loss expense

Credit loss expenses were $6.0 million for the year ended December 31, 2023. There were no such expenses for the year ended December 31, 2022. Based on an evaluation of Sierra Parima’s credit characteristics, the expected credit loss reserve was increased by $6.0 million during the year ended December 31, 2023 which represents the Company’s estimate of expected credit losses over the contractual life of each receivable. This loss reserve now offsets all receivables from Sierra Parima as of December 31, 2023. A portion of these reserved receivables was removed from the Company’s balance sheet with the deconsolidation of FCG.

Research and Development

Research and development expense decreased $1.6 million to $1.2 million for the year ended December 31, 2023, compared to $2.8 million for the year ended December 31, 2022. The expense in both periods relates to the development of new FBB products.

Intangible asset impairment expense

Intangible asset impairment expense was $2.4 million for the year ended December 31, 2023. There was no impairment expense for the year ended December 31, 2022. The Company assessed impairment indicators and determined that there has been a significant decrease in the amount of expected ultimate revenue to be recognized from the ride media content asset. Development plans for future parks, where this asset would have been deployed, have been put on hold as the Company evaluates the funding required to develop these parks. These circumstances indicate that the fair value may be less than the unamortized cost of the asset. As significant uncertainty exists as to when capital may be available to commit to these future projects, the Company could not reasonably project any future cash flows from the ride media content, and its value has been fully impaired as of December 31, 2023.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.9 million to $1.6 million for year ended December 31, 2023, compared to $0.7 million for the year ended December 31, 2022, relating primarily to the amortization of the digital ride media asset of $1.1 million recognized in the first quarter of 2023 when the asset was licensed for use by Sierra Parima. This increase was partially offset by $0.2 million decrease in depreciation and amortization for all other long-lived assets. Additionally, increase in year over year depreciation expense would have been larger, however FCG was deconsolidated on July 27, 2023, resulting in only seven months of depreciation expense in the year ended December 31, 2023.

Share of gain or (loss) from equity method investments

	Year ended December 31,
	2023	2022	Change
PDP	$(1,522)	$3,229	(4,751)
Sierra Parima	(43,073)	(1,719)	(41,354)
Karnival	288	3	285
FCG	(8,145)	—	(8,145)
Total Share of gain or (loss) from equity method investments	$(52,452)	$1,513	(53,965)

Share of loss from equity method investments increased $53.9 million to ($52.4) million for the year ended December 31, 2023, compared to a $1.5 million gain for the year ended December 31, 2022. The change in gain or loss from equity method investments was driven by:

●	$41.4 million higher share of net loss from Sierra Parima in the year ended December 31, 2023 which sustained operating losses since opening in 2023. $23.4 million of the loss was related to impairment of long-lived assets by Sierra Parima. The $14.1 million remaining investment balance was fully impaired by the Company. See Note 8 – Investments and advances to equity method investments in the Company’s consolidated financial statements.

●

Share of net income from PDP decreased by $4.7 million for the year ended December 31, 2023, primarily driven by an increase in loss from derivatives, tax expense, and impairment of the loan from Sierra Parima and receivable balance from FBG, partially offset by increase in hotel income. $2.7 million of PDP’s loss was related to impairment of long-lived assets by PDP.

●	Share of loss from FCG was $8.1 million for the year ended December 31, 2023 which was consolidated by the Company until July 27, 2023.

●	The above losses were partially offset by a $0.3 million increase in share of net income from Karnival for the year ended December 31, 2023, primarily driven by interest income.

Gain on deconsolidation of FCG

Gain on deconsolidation of FCG was $27.4 million for the year ended December 31, 2023. There were no gains on deconsolidation for the year ended December 31, 2022. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG and the carrying value of FCG’s net assets. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 8 – Investments and advances to equity method investments in the Company’s audited consolidated financial statements.

Interest expense

Interest expense stayed consistent at ($1.1) million for the years ended December 31, 2022 and December 31, 2023. Interest expense was generated from our related party and third-party loans and lines of credit used primarily during fiscal 2022 and 2023 to fund the development, acquisition and construction of Katmandu Park in Punta Cana through our investment in the Sierra Parima joint venture and to fund working capital required in preparation for becoming a public company.

Interest income

Interest income of $0.1 million was recognized during the year ended December 31, 2023 from interest income on the long term financing receivable due from Sierra Parima.

Change in fair value of warrant liabilities

Loss due to change in fair value of warrant liabilities increased to ($3.0) million for year ended December 31, 2023, compared to $0 million for the year ended December 31, 2022 driven by the non-cash increase in the market value of the Warrants between closing of the Business Combination and December 31, 2023.

Change in fair value of earnout liability

Loss due to change in fair value of earnout liability was $345.4 million for the year ended December 31, 2023, driven by the non-cash increase in the market value of the Company’s stock between closing of the Business Combination and December 31, 2023. There was no such loss during for the year ended December 31, 2022.

Foreign exchange transaction loss

Foreign exchange transaction gain increased $0.9 million to a $0.4 million gain for the year ended December 31, 2023, compared to a ($0.5) million loss for the year ended December 31, 2022. The decrease was primarily attributable to the unrealized foreign exchange gain (loss) on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the year ended December 31, 2022 and weakened against the Euro during the year ended December 31, 2023.

Income tax

Income tax benefit increased by $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the tax loss post-Merger.

Segment Reporting

The following table presents selected information about our segment’s results for the years ended December 31, 2023, and 2022. The segment results include approximately seven months of FCG’s consolidated activity prior to July 27, 2023. Subsequent to FCG’s deconsolidation on July 27, 2023 FCG segment income or loss is comprised of only of the Company’s equity method share of FCG’s income or loss:

	Year ended December 31, 2023	Year ended December 31, 2022
Revenues:
Falcon’s Creative Group	$14,514	$17,460
Destinations Operations	481	293
Falcon’s Beyond Brands	1,482	—
Intersegment eliminations	(279)	(1,803)
Unallocated corporate revenue	2,046	—
Total revenue	18,244	15,950
Segment income (loss) from operations:
Falcon’s Creative Group	(10,577)	698
Destinations Operations	(1,807)	(1,195)
PDP	1,192	3,229
Sierra Parima	(5,614)	(1,719)
Falcon’s Beyond Brands	(4,015)	(3,699)
Intersegment eliminations	(2,341)	(553)
Total segment loss from operations	(23,162)	(3,239)
Unallocated corporate overhead	(42,342)	(11,861)
Depreciation and amortization expense	(1,576)	(737)
Gain on deconsolidation of FCG	27,402	—
Impairment of intangible assets	(2,377)	—
Share of equity method investee’s Impairment of fixed assets	(26,085)	—
Impairment of equity method investments	(14,069)
Interest expense	(1,124)	(1,113)
Interest income	95	—
Change in fair value of warrant liabilities	(2,972)
Change in fair value of earnout liabilities	(345,413)
Foreign exchange transaction gain (loss)	367	(478)
Net loss before income taxes	$(431,255)	$(17,428)
Income tax benefit	325	—
Net loss	$(430,930)	$(17,428)

Total revenue for the year ended December 31, 2023, increased $2.2 million to $18.2 million compared to $16.0 million for the year ended December 31, 2022, primarily driven by an increase in revenue generated within the FCG and FBB segments, which was primarily due to new long-term contracts for design and project management services at higher contract values, continuation of design and project management projects with high contract values, and FBB’s digital media contract with Sierra Parima as discussed above.

Additionally, unallocated corporate revenue related to shared services provided by the Company to FCG also drove revenue increase for the year ended December 31, 2023. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation.

Total segment loss from operations for the year ended December 31, 2023, increased $20.0 million to ($23.2) million compared to ($3.2) million for the year ended December 31, 2022, due to the following:

●	FCG segment loss from operations for the year ended December 31, 2023, increased $11.3 to ($10.6) million loss as compared to income of $0.7 million in the year ended December 31, 2022, primarily as a result of a credit loss expense on receivables from Sierra Parima and corporate overhead costs being allocated to segments in 2023 to support expansion of the business at the segment level including opening of the Philippines office that will support the execution of design services for FCG customers. This cost increase is partially offset by an increase in revenues and improved margins on new long-term contracts.

●	Destinations Operations segment loss from operations for the year ended December 31, 2023, increased $0.6 million to ($1.8) million loss compared to loss of ($1.2) million for the year ended December 31, 2022, primarily due to more corporate overhead costs allocated to the segment in 2023 to support the growth of the business.

●	PDP segment income for the year ended December 31, 2023, decreased $2.0 million to $1.2 million compared to $3.2 million for the year ended December 31, 2022, primarily driven by a $7.3 million increase in revenue and a decrease of $0.5 million in operating lease expenses, offset by a $2.9 million increase in hotel and administrative expenses, an unfavorable change of $1.3 million in allowance for doubtful accounts, a $1.0 million impairment loss on disposal of financial instruments and a $5.8 million unfavorable change in derivatives, which changed from income to loss, driven by interest rate swaps within the hotel group.

●	Sierra Parima segment loss for the year ended December 31, 2023, increased $3.9 million to ($5.6) million compared to ($1.7) million for the year ended December 31, 2022, experienced losses in 2023 as a result of the challenges encountered at the Katmandu Park DR following its opening in April 2023, and as a result, Sierra Parima determined that the fair value of its long-lived fixed assets was less than carrying value as of December 31, 2023 and recorded a fixed asset impairment. The park closed in March of 2024 following financial, operational, and infrastructure challenges. Additionally, there were increases in costs due to park operating costs during the year ended December 31, 2023.

●	FBB segment loss from operations for the year ended December 31, 2023 increased $0.3 million to ($4.0) million compared to ($3.7) million for the year ended December 31, 2022. For the year ended December 31, 2023 revenue increased $1.5 million related to a digital media licensing contract with Sierra Parima and research and development costs decreased $1.4 million due to completed projects and less emphasis on developing new products while shifting to marketing projects. This was offset by a $3.2 million increase in selling, general and administrative expense.

●	Intersegment eliminations for the year ended December 31, 2023, increased $1.9 million to $(2.4) million compared to $(0.5) million for the year ended December 31, 2022, primarily driven by changes in contracts between FCG and the other segments. As a result of FCG’s deconsolidation, intercompany revenue which was eliminated in 2022 is only eliminated for 7 months for the year ended December 31, 2023.

Reportable segments measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Transaction expenses were $26.0 million for the year ended December 31, 2023 which were particularly high for this period due to the Business Combination. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see Note 16 – Segment information in the Company’s audited consolidated financial statements.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before interest expense, net, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense, share of equity method investee’s impairment of fixed assets, impairment of equity method investments, change in fair value of warrant liabilities, change in fair value of earnout liabilities, intangible asset impairment loss, and gain on deconsolidation of FCG.

We believe that Adjusted EBITDA is useful to investors as it eliminates the non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in any business combination and improves comparability by eliminating the interest expense associated with our debt facilities, which may not be comparable with other companies based on our structure.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, and (vi) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

The following table sets forth reconciliations of net loss under US GAAP to Adjusted EBITDA for the following periods:

	Year ended December 31, 2023	Year ended December 31, 2022
Net loss	$(430,930)	$(17,428)
Interest expense	(1,124)	(1,113)
Interest income	95	—
Income tax benefit	325	—
Depreciation and amortization expense	1,576	737
EBITDA	(430,058)	(17,804)
Transaction expenses	26,021	—
Credit loss expense	5,965	—
Share of equity method investee’s impairment of fixed assets	26,085	—
Impairment of equity method investments	14,069	—
Change in fair value of warrant liabilities	2,972	—
Change in fair value of earnout liabilities	345,413	—
Intangible asset impairment loss	2,377	—
Gain on deconsolidation of FCG	(27,402)	—
Adjusted EBITDA	$(34,559)	$(17,804)

Net loss increased $(413.5) million to $(430.9) million for the year ended December 31, 2023, compared to $(17.4) million for the year ended December 31, 2022, primarily driven by a $(345.4) million change in fair value of earnout liabilities. Adjusted EBITDA loss increased $16.8 million to $(34.6) million for year ended December 31, 2023, compared to ($17.8) million for the year ended December 31, 2022 primarily driven by higher SG&A which was partially offset by higher gross margin.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. Our primary short-term cash requirements are to fund working capital, short-term debt, acquisitions, contractual obligations and other commitments. Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, and research and development for growth initiatives. Our principal sources of liquidity are funds from borrowings, equity contributions from our existing investors and cash on hand.

As of December 31, 2023, our total indebtedness was approximately $29.6 million. We had approximately $0.7 million of unrestricted cash and $3.2 million available for borrowing under our lines of credit. Such amounts reflect the conversion of $7.3 million owed to Infinite Acquisitions into 727,500 units of the Predecessor and the exchange of an additional $4.8 million owed to Infinite Acquisitions into 475,000 shares of Series A Preferred Stock, each in connection with the Closing of the Business Combination.

Prior to the Closing of the Business Combination, an aggregate of approximately $67.3 million in financing was provided to the Predecessor by Infinite Acquisitions including through the debt-to-equity conversions. On October 4, 2023, Infinite Acquisitions irrevocably committed to fund an additional approximately $12.8 million to the Company by December 31, 2023, for a total financing from Infinite Acquisitions of $80.0 million. As of December 31, 2023, Infinite Acquisitions loaned an additional $6.8 million to the Company through its existing line of credit. See Note 22 – Subsequent events in the Company’s audited consolidated financial statements. As of December 31, 2023, Infinite Acquisitions had not funded such commitment.

As of December 31, 2023, Infinite Acquisitions loaned an additional $6.8 million to the Company through its existing revolving credit arrangement. Subsequent to December 31, 2023, Infinite Acquisitions loaned an additional $4.8 million to the Company pursuant to the revolving credit arrangement through April 26, 2024. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in December 2026. Further, in April 2024, the Predecessor entered into term loan agreements with Katmandu Ventures and Universal Kat in the combined principal amount of approximately $8.5 million. Such term loans bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the proceeds of the term loans was used to repay a portion of the Infinite Acquisitions revolving credit arrangement. See Note 22 – Subsequent events in the Company’s audited consolidated financial statements.

On March 10, 2023, in connection with stockholder votes to approve the extension of the date by which FAST II was required to complete an initial business combination, public stockholders of FAST II elected to redeem an aggregate of 15,098,178 shares of FAST II Class A Common Stock for cash, at a redemption price of approximately $10.1498 per share for an aggregate redemption amount of approximately $153.2 million. In addition, in connection with the Business Combination, 6,772,844 holders of FAST II Class A Common Stock exercised their right to redeem those shares for a pro rata portion of the cash in the FAST II trust account, which equaled approximately $10.63 per share, for an aggregate of approximately $72.0 million. As a result, an aggregate of approximately $225.2 million was paid to such redeeming stockholders at or prior to the closing of the Business Combination out of the trust account established by FAST II upon the closing of the FAST II IPO.

We received net cash proceeds from the Business Combination totaling $1.0 million net of FAST II transaction cost of $2.9 million paid at Closing. FAST II and the Predecessor transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled and the Company expects to settle them over the next 24 months. Costs incurred in excess of the gross proceeds were recorded in profit or loss.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, provide us with liquidity to fund our operations for the next twelve months. For the year ended December 31, 2023, we have losses and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2023, we have $20.8 million of accrued expenses and other current liabilities, which include $17.6 million of audit and professional fees relating to the Business Combination, $2.2 million of excise tax payable on FAST II stock redemptions which is not payable until forthcoming treasury regulations are finalized, $0.6 million of accrued payroll and related expenses, and approximately $0.4 million of other accrued expenses and current liabilities. Additionally, as of December 31, 2023, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the VAquarium Entertainment Centers in China which need to be paid in 2024. On July 27, 2023, FCG received a closing payment from QIC of $17.5 million (net of $500,000 in reimbursements). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG LLC upon the establishment of the employee retention and attraction incentive program. These funds are to be used exclusively by the FCG segment to fund its operations and growth and cannot be used to satisfy the commitments of other segments. Until we can generate sufficient revenue from our five reportable segments to cover operating expenses, working capital and capital expenditures, we expect funds raised from additional capital and debt raises to fund our cash needs.

Our capital requirements will depend on many factors, including the timing and extent of spending to support our research and development efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. In addition, we expect to incur additional costs as a result of operating as a public company. See “Factors that May Influence Future Results of Operations” above. We expect our capital expenditures and working capital requirements to increase materially in the near future. Our ability to generate cash in the future depends on our financial results which are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Contractual and Other Obligations

Tax Receivable Agreement

In connection with the Closing if the Business Combination, the Company entered into the Tax Receivable Agreement with the Predecessor, the TRA holder representative, certain members of the Predecessor (the “TRA Holders”) and other persons from time-to-time party thereto. Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of new the Predecessor units for Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement.

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the LBE at 11 SKIES. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of the LBE at 11 SKIES. As of December 31, 2023, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination, the Company received net cash proceeds from the Business Combination totaling $1.0 million, net of $1.3 million FAST II transaction costs and $1.6 million of Predecessor transaction costs paid at Closing. FAST II and Predecessor’s transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled at December 31, 2023 and the Company expects to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. All transaction costs incurred in connection with the Business Combination are recorded in profit or loss.

Related Party Loans

We have entered into various financing agreements with Infinite Acquisitions. A portion of the outstanding debt under such financing agreements was exchanged for shares of Series A Preferred Stock in connection with the Business Combination. As of December 31, 2023, we have aggregate outstanding balances of $29.6 million under these financing agreements. See “—Infinite Acquisitions Subscription Agreement; Transferred Debt” above.

For more information regarding our related party transactions, see Note 10 — Long-term debt and borrowing arrangements and Note 11 — Related party transactions included in the notes to the Company’s audited financial statements.

Leases

We no longer have lease liabilities on our consolidated balance sheet as of December 31, 2023. The finance and operating leases for our corporate headquarters and warehouse space located in Orlando, Florida were deconsolidated with FCG.

For more information regarding our leases, see Note 6 — Leases included in the notes to the Company’s audited financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash used in operating activities	$(23,422)	$(19,290)
Cash used in investing activities	282	(26,261)
Cash provided by financing activities	15,132	50,881

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily driven by the activities associated with our FCG segment, FBB segment beginning in 2022 and corporate overhead activities. Project cyclicality and seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

Cash used in operating activities increased $4.1 million to ($23.4) million in the year ended December 31, 2023, compared to ($19.3) million for the year ended December 31, 2022. The most significant adjustments to net income for the year ended December 31, 2023 included adding back the $52.5 million share of loss from equity method investments, $6.0 million related party credit loss expense, $345.4 million change in fair value of earnouts, and $2.4 million impairment of the ride media receivable. These add-backs were partially offset by a $27.4 million gain on deconsolidation of FCG. The remaining increase in cash uses in operating activities came from offsetting changes in working capital assets and liabilities.

Cash Flows from Investing Activities

Our primary investing activities have consisted of investments in and advances to our unconsolidated joint ventures for the development of our Katmandu Park located in Punta Cana, Dominican Republic, purchases of property, equipment, and capitalization of RMC.

Net cash provided by investing activities increased $26.6 million to $0.3 million during the year ended December 31, 2023, compared to ($26.3) million net cash used by investing activities during the year ended December 31, 2022. The cash provided by investing activities during the year ended December 31, 2023 consisted primarily of (i) $23.8 million decrease in investments and advances to our unconsolidated joint ventures. Contributions to fund our share of the construction of Katmandu Park, Punta Cana were lower in the year ended December 31, 2023 as major construction work wrapped up in early 2023, and (ii) $2.6 million increase cash inflow on deconsolidation of FCG during the fourth quarter of 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $35.8 million to $15.1 million in the year ended December 31, 2023, compared to $50.9 million in the year ended December 31, 2022. The cash provided by financing activities in the year ended December 31, 2023 consisted primarily of (i) $18.4 million in proceeds from the $10.0 million related party revolving credit arrangement with Infinite Acquisitions, (ii) $3.3 million repayment of related party term loans with Infinite Acquisitions, (iii) $4.1 million repayment on the $10.0 million related party revolving credit arrangement with Infinite Acquisitions, (iv) $4.2 million proceeds from exercised Warrants. See Note 10 — Long-term debt and borrowing arrangements.

The cash provided by financing activities in the year ended December 31, 2022 consisted primarily of $38.2 million equity contributions from the Predecessor’s members and $14.5 million proceeds from related party debt and credit facilities. This was partially offset by $1.5 million repayment of third-party debt and $0.2 million principal payment on finance lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The discussion under “Company’s Management’s Discussion and Analysis of Financial Condition and results of operations” is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

We believe that the accounting policies disclosed below include estimates and assumptions critical to our business and their application could have a material impact on our consolidated financial statements. In addition to these critical policies, our significant accounting policies are included within Note 2 – Summary of significant accounting policies in our audited consolidated financial statements.

Revenue

We recognize revenue in accordance with the provisions of FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), which requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Falcon’s Creative Group

Accounting policies associated with FCG are referring to the periods prior to deconsolidation.

We account for a contract once it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. Contracts are often subsequently modified to include changes in specifications or requirements, these changes are not accounted for until they meet the requirements noted above.

A significant portion of the FCG’s revenue is derived from master planning and design contracts, media production contracts and turnkey attraction contracts. The Company accounts for a contract once it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. Contracts are often subsequently modified to include changes in specifications or requirements. These changes are not accounted for until they meet the requirements noted above. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract.

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the planning, design, and development of attractions. Revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These are primarily fixed-price contracts.

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

Accounting for long-term contracts requires significant judgment relative to estimating total costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all their obligations under the contract.

Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of Contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities are presented on the Company’s consolidated balance sheets and consist of billings in excess of revenues. Billings in excess of revenues represent milestone billing contracts where the billings of the contract exceed recognized revenues.

Destinations Operations

The principal sources of revenues for the Destinations Operations segment are resort and theme park management and incentive fees. Resort and theme park management and incentive fees are based on a percentage of revenues and profits, respectively earned by the theme parks during the corresponding period.

Investments in unconsolidated joint ventures

We use the equity method to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the joint venture. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Equity in losses of unconsolidated joint ventures in the results of operations. The dividends received, if any, from these joint ventures reduce the carrying amount of our investment.

Goodwill and Intangible assets

The Company reviews definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these amortizing intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. The FCG reporting unit has significant revenue concentration associated with a few customers. Although we believe that we have strong relationships with each customer, if any of these customers were to move their business elsewhere it would have an adverse effect on our profitability, particularly the profitability of FCG. In addition, unanticipated changes in business performance market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, interest rates and growth rates assumptions, could result in goodwill impairment charges in future periods. The Company did not identify any goodwill impairment for the years ended December 31, 2023, and 2022.

Ride Media Content

RMC consists of themed audio and visual content following a storyline that is displayed to guests while in the queue and during the ride. The same RMC can be deployed on rides of a similar nature. The Company earns a fixed annual fee for licensing the right to use the RMC to customers.

In accordance with ASC 926-20, the Company capitalizes costs to produce the RMC, including direct production costs and production overhead. The RMC is expected to be predominantly monetized individually, as the RMC is not expected to be monetized with other films or license agreements. The predominant monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy.

For RMC that is predominantly monetized on an individual basis, the Company uses a computation method to amortize capitalized production costs on the ratio of the RMC’s current period revenues to its estimated remaining ultimate revenue (i.e., the total revenue to be earned in the RMC’s remaining life cycle.) The RMC is typically licensed for a 10-year period with a fixed annual fee. Amortization begins when the RMC is first deployed and starts generating revenue.

Unamortized RMC costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the RMC may be less than its unamortized costs. If the carrying value of an individual RMC exceeds the estimated fair value, an impairment charge will be recorded in the amount of the difference. For content that is predominately monetized individually, the Company utilizes estimates including ultimate revenues and additional costs to be incurred (including marketing and distribution costs), in order to determine whether the carrying value of the RMC is impaired.

Owned RMC is presented as a noncurrent asset within Intangible assets, net of accumulated amortization and impairment. Amortization of RMC assets is primarily included in Depreciation and amortization expense in Income (Loss) from operations.

The unamortized cost balance of RMC was fully impaired as of December 31, 2023. See results of operations.

Fair Value

Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risks. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

The carrying amounts of Cash and cash equivalents, Accounts receivables, Accounts payable and Accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of finance leases are discounted to approximate fair value.

Warrant Liabilities

The Company accounts for Warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815, Derivatives and Hedging, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Company remeasures the fair value of the Warrants based on the quoted market price of the Warrants. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at the end of each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the results of operations.

Earnout Liabilities

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent Earnout Shares in the form of Class A Common Stock and Class B Common Stock of the Company, respectively. The Earnout Shares were deposited into escrow at the Closing and are to be earned, released and delivered upon satisfaction of, or forfeited and canceled up on the failure of certain milestones. The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the results of operations.

Business combinations

We account for our acquisitions in accordance with ASC 805, Business Combinations. We initially allocate the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration recorded as goodwill. The results of operations of acquisitions are included in the consolidated financial statements from the date of acquisition. Costs incurred to complete the business combination, such as legal and other professional fees, are not considered part of the transaction consideration and are expensed as incurred.

Full impairment of Investment in Sierra Parima

As Sierra Parima recorded a fixed asset impairment under ASC 360, the Company further evaluated its remaining equity investment in Sierra Parima for impairment as of December 31, 2023, and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the company’s investment in Sierra Parima was determined to be zero. As of December 31, 2023, the Company recognized an other-than-temporary impairment charge of $14.1 million, which is recorded in Share of gain (loss) from equity method investments in the consolidated statement of operations and comprehensive loss.

New and Recently Adopted Accounting Pronouncements

See Note 2 – Summary of significant accounting policies to our audited consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we made one, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting Election

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. The Company has elected to use the extended transition period available under the JOBS Act, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Company’s registration statement on Form S-4 in connection with the Business Combination, (b) in which the Company has total annual revenue of at least $1,235,000,000, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Smaller Reporting Company

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of Class A Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) the Company’s annual revenue exceeds $100.0 million during such completed fiscal year and the market value of the shares of Class A Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of the Company’s financial statements with other public companies difficult or impossible.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The information required by this item appears following Item 15 of this Annual Report and is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because disclosure controls have not been established or implemented and due to the identification of material weaknesses in our internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and audit of the 2023 consolidated financial statements, we identified the following material weaknesses in the Company’s internal control over financial reporting :

Risk Assessment – We did not design and implement an effective risk assessment based on the criteria established in the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, (iii) contemplating fraud risks, and (iv) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities – We did not design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following deficiencies, individually and in the aggregate, contributed to material weaknesses in control activities, including:

●	We did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.

●	We did not design or maintain controls over period end close procedures.

●	We did not design or maintain effective controls over the period end financial reporting process and preparation of financial statements. Specifically, we did not design and implement a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles should be initiated, recorded, processed and reported and appropriately authorized and approved.

●	We did not design or maintain controls or document segregation of duties over information technology systems used to create or maintain financial reporting records.

Monitoring – We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning; and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Control Environment – We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; (ii) our commitment to attract, develop, train, and retain an appropriate complement of accounting employees; and (iii) establishing a control environment and holding individuals accountable for their internal control related responsibilities.

We did not design or maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weaknesses in the control environment, including:

●	The Company did not create the proper environment for effective internal control over financial reporting and to ensure that: (i) there were adequate processes for oversight; (ii) there was accountability for the performance of internal control over financial reporting responsibilities; (iii) personnel with key positions had the appropriate training and capacity to carry out their responsibilities.

●	The Company did not maintain a sufficient complement of management, accounting, financial reporting personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) adequately identify potential risks; (ii) include in the scope of our internal controls framework certain systems relevant to financial reporting and the preparation of our consolidated financial statements; and (iii) design and implement certain risk-mitigating internal controls.

Information and Communication – We did not generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

We are in the process of designing and implementing a plan to remediate the material weaknesses discussed above. Our remediation plans include strengthening our control environment with an immediate focus on hiring experienced personnel, designing and implementing risk assessment processes, implementing and enhancing our business processes and control activities, consistently generating and providing quality information and communication and re-designing and implementing monitoring controls.

Our detailed remediation plans include actions such as implementing systems and controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, hiring experienced personnel, implementing controls to enable an effective and timely review period end close procedures, and implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We have also engaged a third-party consulting firm to assist us with our formal internal control plan and to provide accounting services related to complex accounting transactions. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan.

In light of the material weaknesses discussed above, we performed additional procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP. Following such additional procedures, our management, including our including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

We maintain a Code of Conduct that is applicable to all of our directors, officers and employees. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, and reporting mechanisms for illegal or unethical behavior. The Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. If the Company were to amend or waive any provision of the Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above, rather than by filing a Current Report on Form 8-K. Amendments and waivers to the Code of Conduct must be approved by our Board or a Board Committee and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. The Code of Conduct is available on the Investor Relations page of the Company’s website, https://falconsbeyond.com.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	The following financial statements of Falcon’s Beyond Global, Inc. and Falcon’s Creative Group, LLC, as applicable, supplemental information, and report of independent registered public accounting firm are included in this Annual Report:

Audited Consolidated Financial Statements of Falcon’s Beyond Global, Inc.

Audited Consolidated Financial Statements of Falcon’s Creative Group, LLC

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following exhibits are filed or furnished as an exhibit to this Annual Report.

Exhibit Number	Description
2.1†	Composite Amended and Restated Agreement and Plan of Merger, dated January 31, 2023, as amended on June 25, 2023, July 7, 2023 and September 1, 2023, by and among FAST Acquisition Corp. II, Falcon’s Beyond Global, LLC, Falcon’s Beyond Global, Inc. and Palm Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-269778) filed September 1, 2023).
3.1	Amended and Restated Certificate of Incorporation of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 3.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
3.2	Amended and Restated By-Laws of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 3.2 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
4.1	Specimen Class A Common Stock Certificate of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
4.2	Second Amended and Restated Warrant Agreement, dated November 3, 2023, by and between Falcon’s Beyond Global, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed November 7, 2023).
4.3*	Description of Securities
10.1	Tax Receivable Agreement, dated October 6, 2023, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global LLC, the TRA Holder Representative, the TRA Holders and other persons from time to time party thereto (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.2	A&R Operating Agreement of Falcon’s Beyond Global, LLC, dated October 6, 2023 by and between Falcon’s Beyond Global, Inc. and each member of Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.2 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.3+	Form of Indemnification Agreement between Falcon’s Beyond Global, Inc. and each of its officers and directors(incorporated by reference to Exhibit 10.3 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.4	Amended and Restated Sponsor Lock-Up Agreement, dated January 31, 2023, by and among Falcon’s Beyond Global, LLC, FAST Sponsor II LLC, and the Securityholders (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-269778) filed February 14, 2023).
10.5	Company Lock-Up Agreement, dated July 11, 2022, by and among FAST Acquisition Corp. II, Falcon’s Beyond Global, LLC, Falcon’s Beyond Global, Inc. (formerly known as Palm Holdco, Inc.) and each of the members of Falcon’s Beyond Global, LLC identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-269778) filed February 14, 2023).
10.6	Subscription Agreement, dated July 11, 2022, by and among FAST Acquisition Corp. II, FAST Sponsor II LLC, and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-269778) filed February 14, 2023).
10.7	Registration Rights Agreement, dated October 5, 2023, by and among Falcon’s Beyond Global, Inc. and each of the stockholders of Falcon’s Beyond Global, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.9 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

Exhibit Number	Description
10.8†	Earnout Escrow Agreement, dated October 6, 2023, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global, LLC and each of the persons receiving Earnout Shares and Earnout Units identified on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.9	Form of Stockholder’s Agreement between Falcon’s Beyond Global, Inc. and each of the persons receiving Earnout Shares and Earnout Units (incorporated by reference to Exhibit 10.11 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.10+	Falcon’s Beyond Global, Inc. 2023 Incentive Plan (incorporated by reference to Exhibit 10.12 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.11†	Joint Venture and Shareholders Agreement, dated December 13, 2012, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.12†	First Amendment to Joint Venture and Shareholders Agreement, dated June 28, 2013, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.13†	Second Amendment to Joint Venture and Shareholders Agreement, dated January 29, 2014, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.14	Third Amendment to Joint Venture and Shareholders Agreement, dated May 10, 2014, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.15	Fourth Amendment to Joint Venture and Shareholders Agreement, dated November 25, 2015, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.16	Fifth Amendment to Joint Venture and Shareholders Agreement, dated July 15, 2016, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.17	Sixth Amendment to Joint Venture and Shareholders Agreement, dated December 12, 2016, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.18†	Joint Venture and Shareholders Agreement, dated June 26, 2019, by and between Fun Stuff, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.19	Subscription Agreement, dated as of May 10, 2023, by and between Falcon’s Beyond Global, LLC and Infinite Acquisitions, LLLP (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.20†	Leisure and Entertainment Services Agreement, dated December 13, 2012, by and between Katmandu Collections, LLLP and Producciones de Parques, S.L. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.21†	Leisure and Commercial Services Agreement, dated June 26, 2019, by and between Katmandu Collections, LLLP and Sierra Parima, S.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).
10.22†#	House Quest Attraction Hardware Sales Agreement, dated June 20, 2022, by and between Sierra Parima, S.A.S. and Falcon’s Treehouse National, LLC. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).

Exhibit Number	Description
10.23#	Amendment No. 1 to House Quest Attraction Hardware Sales Agreement, dated May 9, 2023, by and between Sierra Parima, S.A.S. and Falcon’s Treehouse National, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.24#	Attraction Hardware Sales Agreement, dated November 17, 2021, by and between Sierra Parima, S.A.S. and Falcon’s Treehouse National, LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.25	First Amendment to Subscription Agreement, dated as of June 23, 2023, by and between Falcon’s Beyond Global, LLC and Infinite Acquisitions LLLP (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.26	Credit Agreement, dated December 30, 2021, by and between Falcon’s Beyond Global, LLC and Infinite Acquisitions LLLP (formerly Katmandu Collections, LLLP) (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.27	Amendment to Credit Agreement, dated June 23, 2023, by and among Infinite Acquisitions, LLLP (formerly Katmandu Collections, LLLP), Falcon’s Beyond Global, LLC and Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.28	Form of Exchange Agreement by and between the Holders of Debt thereunder and Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit A to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-269778) filed June 28, 2023).
10.29†	Subscription Agreement, dated as of July 27, 2023, by and between Falcon’s Beyond Global, LLC and QIC Delaware, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-269778) filed August 14, 2023).
10.30†	Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between Qiddiya Investment Company and Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-269778) filed September 5, 2023).
10.31*+	Falcon’s Beyond Global, LLC Long-Term Incentive Plan.
10.32*	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between QIC Delaware, Inc. and Falcon’s Beyond Global, LLC.
10.33	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Katmandu Ventures, LLC (incorporated by reference to Exhibit 10.1 to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 15, 2024).
10.34	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC (incorporated by reference to Exhibit 10.2 to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 15, 2024).
21.1	List of Subsidiaries of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-275243) filed November 1, 2023.)
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of Falcon’s Beyond Global, Inc.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Denotes management contract of compensatory plan or arrangement.

#	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements of Falcon’s Beyond Global, Inc.

Audited Consolidated Financial Statements of Falcon’s Creative Group, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Falcon’s Beyond Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Falcon’s Beyond Global, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit)/members’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, debt maturing in the next twelve months, and has material commitments to fund its share of additional investments in its unconsolidated joint ventures and is reliant upon its stockholders and third-parties to provide future financing, through debt or equity, to fund its working capital needs, contractual commitments and expansion plans. The Company incurred an operating loss and had negative operating cash flows for the year ended December 31, 2023. These factors give rise to substantial doubt about its ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company entered into a subscription agreement resulting in the deconsolidation of Falcon’s Creative Group, LLC on July 27, 2023.

/s/ Deloitte & Touche LLP

Tampa, Florida

April 29, 2024

We have served as the Company’s auditor since 2021.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

	As of December 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$672	$8,366
Accounts receivable, net ($632 and $489 related party as of December 31, 2023 and 2022, respectively)	696	3,309
Contract assets ($0 and $1,680 related party as of December 31, 2023 and 2022, respectively)	—	2,692
Inventories	—	407
Deferred transaction costs	—	1,842
Other current assets	1,061	842
Total current assets	2,429	17,458
Investments and advances to equity method investments	60,643	71,979
Operating lease right-of-use assets ($0 and $709 related party as of December 31, 2023 and 2022, respectively)	—	1,003
Finance lease right-of-use assets ($0 and $570 related party as of December 31, 2023 and 2022, respectively)	—	582
Property and equipment, net	23	802
Intangible assets, net	—	8,304
Goodwill	—	11,471
Other non-current assets	264	671
Total assets	$63,359	$112,270

Liabilities and stockholders’ equity (deficit)/members’ equity
Current liabilities:
Accounts payable ($1,357 and $73 related party as of December 31, 2023 and 2022, respectively)	$3,852	$4,626
Accrued expenses and other current liabilities ($475 and $737 related party as of December 31, 2023 and 2022, respectively)	20,840	3,990
Contract liabilities ($0 and $600 related party as of December 31, 2023 and 2022, respectively)	—	1,296
Current portion of long-term debt ($4,878 and $5,607 related party as of December 31, 2023 and 2022, respectively)	6,651	7,408
Earnout liabilities – current portion	183,055	—
Total current liabilities	214,398	17,320
Operating lease liability, net of current portion ($0 and $675 related party as of December 31, 2023 and 2022, respectively)	—	849
Other long term payables	5,500	—
Long-term debt, net of current portion ($18,897 and $20,124 related party as of December 31, 2023 and 2022, respectively)	22,965	25,737
Earnout liabilities	305,586	—
Warrant liabilities	3,904	—
Total liabilities	552,353	43,906

Commitments and contingencies – Note 15

Stockholders’ equity (deficit)/Members’ equity
Members’ capital	—	94,201
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 7,871,643 issued and outstanding at December 31, 2023 and no shares were issued and outstanding as of December 31, 2022)	1	—
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 52,034,117 issued and outstanding at December 31, 2023 and no shares were issued and outstanding as of December 31, 2022)	5	—
Additional paid-in capital	11,699	—
Accumulated deficit	(68,594)	(24,147)
Accumulated other comprehensive loss	(216)	(1,690)
Total equity attributable to common stockholders/Members’ equity	(57,105)	68,364
Non-controlling interest	(431,889)	—
Total equity	(488,994)	68,364
Total liabilities and equity	$63,359	$112,270

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of U.S. dollars, except share and per share data)

	Year ended December 31, 2023	Year ended December 31, 2022
Revenue ($6,779 and $5,848 related party as of December 31, 2023 and 2022, respectively)	$18,244	$15,950
Operating expenses:
Project design and build expense	10,151	11,344
Selling, general and administrative expense	28,064	18,439
Transaction expenses	26,021	—
Credit loss expense ($5,965 and $0 related party as of December 31, 2023 and 2022, respectively)	5,965	—
Research and development expense ($1,248 and $0 related party as of December 31, 2023 and 2022, respectively)	1,248	2,771
Intangible asset impairment expense – Note 7	2,377	—
Depreciation and amortization expense	1,576	737
Total operating expenses	75,402	33,291
Loss from operations	(57,158)	(17,341)
Share of (loss) gain from equity method investments	(52,452)	1,513
Gain on deconsolidation of FCG	27,402	—
Interest expense	(1,124)	(1,113)
Interest income ($87 and $0 related party as of December 31, 2023 and 2022, respectively)	95	—
Loss on disposal of assets	—	(9)
Change in fair value of warrant liabilities	(2,972)	—
Change in fair value of earnout liabilities	(345,413)	—
Foreign exchange transaction gain (loss)	367	(478)
Net loss before taxes	$(431,255)	$(17,428)
Income tax benefit	325	—
Net loss	$(430,930)	$(17,428)
Net loss attributable to noncontrolling interest	(383,326)	—
Net loss attributable to common stockholders	(47,604)	—

Net loss per share, basic and diluted	(6.71)	—
Weighted average shares outstanding, basic and diluted	7,095,204	—

Comprehensive loss:
Net loss	$(430,930)	$(17,428)
Foreign currency translation loss	(348)	(429)
Total other comprehensive loss	(348)	(429)
Total comprehensive loss	$(431,278)	$(17,857)
Comprehensive loss attributable to noncontrolling interest	(383,648)	—
Comprehensive loss attributable to common stockholders	$(47,630)	$(17,857)

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities
Net loss	$(430,930)	$(17,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	737
Deferred loss on sales to equity method investments	—	(174)
Foreign exchange transaction loss	(367)	484
Share of (gain) loss from equity method investments	52,452	(1,513)
Gain on deconsolidation of FCG	(27,402)	—
Change in deferred tax assets	(26)	—
Credit loss expense ($5,965 and $0 related party for the year ended December 31, 2023 and 2022, respectively)	5,965	—
Intangible asset impairment	2,377	—
Change in fair value of earnouts	345,413	—
Change in fair value of warrants	2,972	—
Share based compensation expense	68	—
Loss on disposal of fixed assets	—	9
Changes in assets and liabilities:
Accounts receivable, net ($(5,680) and $(392) related party for the year ended December 31, 2023 and 2022, respectively)	(3,830)	(986)
Other current assets	(904)	(453)
Inventories	—	203
Contract assets ($1,680 and $(1,547) related party for the year ended December 31, 2023 and 2022, respectively)	466	(2,228)
Capitalization of ride media content	(78)	(1,250)
Deferred transaction costs	1,842	(1,842)
Operating lease assets and liabilities	(23)	—
Other non-current assets ($(1,310) and $0 related party for the year ended December 31, 2023 and 2022 respectively)	(1,006)	(126)
Accounts payable ($1,284 related party for the year ended December 31, 2023)	3,791	4,305
Accrued expenses and other current liabilities ($(434) and $604 related party for the year ended December 31, 2023 and 2022 respectively)	18,850	2,296
Other long-term payables	5,500	(70)
Contract liabilities ($235 and $(1,715) related party for the year ended December 31, 2023 and 2022, respectively)	(128)	(1,254)
Net cash used in operating activities	(23,422)	(19,290)
Cash flows from investing activities
Purchase of property and equipment	(308)	(320)
Proceeds from sale of equipment	4	—
Cash inflow on deconsolidation of FCG	2,577	—
Investments and advances to equity method investments	(1,991)	(25,790)
Principal payments on notes receivable	—	349
Advances to related party	—	(500)
Net cash provided by (used in) investing activities	282	(26,261)
Cash flows from financing activities
Principal payment on finance lease obligation	(106)	(185)
Proceeds from debt – related party	—	7,250
Repayment of debt – related party	(3,310)	(138)
Repayment of debt – third party	(1,709)	(1,455)
Proceeds from related party credit facilities	18,439	7,200
Repayment of related party credit facilities	(4,146)	—
Proceeds from exercised warrants	4,173	—
Equity contributions – issuance of Predecessor membership units	1,791	38,209
Net cash provided by financing activities	15,132	50,881
Net (decrease) increase in cash and cash equivalents	(8,008)	5,330
Foreign exchange impact on cash	314	(55)
Cash and cash equivalents – beginning of period	8,366	3,091
Cash and cash equivalents at end of year	$672	$8,366
Supplemental disclosures:
Cash paid for interest	$1,341	$606
Non-cash activities:
Debt to equity conversion – principal (See Note 10)	11,893	19,846
Debt to equity conversion – accrued interest (See Note 10)	131	154
Warrants to equity conversion	6,809	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (all new operating lease assets and liabilities have been deconsolidated as of July 27, 2023)	514	—
Finance lease right-of-use assets obtained in exchange for new finance lease liabilities (all new finance lease assets and liabilities have been deconsolidated as of July 27, 2023)	35

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY
(in thousands of U.S. dollars)

	Members’	Preferred Stock, Series A		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Members’	Non- Controlling	Total
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	equity	Interest	equity
December 31, 2021	$35,992								$(1,261)	$(6,719)	$28,012		$28,012
Units issued	38,209										38,209		38,209
Units issued, debt to equity conversion	20,000										20,000		20,000
Net loss										(17,428)	(17,428)		(17,428)
Foreign currency translation loss									(429)		(429)		(429)

December 31, 2022	$94,201								$(1,690)	$(24,147)	$68,364		$68,364

	Members’	Preferred Stock, Series A			Common Stock, Class A			Common Stock, Class B			Additional paid-in	Accumulated other comprehensive	Accumulated	Shareholder’s	Non-Controlling	Total
	Equity	Shares	Amount		Shares	Amount		Shares	Amount		capital	loss	deficit	equity	Interest	equity
December 31, 2022	$94,201		$			$			$		$	$(1,690)	$(24,147)	$68,364	$	$68,364
Units issued	1,791													1,791		1,791
Units issued, debt to equity conversion (See Note 10)	7,275													7,275		7,275
Reclass of Members’ equity	(103,267)										103,267			-	-	-
Establishment of NCI											(92,513)	1,514	18,072	(72,927)	72,927	-
Preferred Stock, Series A issued, debt to equity conversion		475,000		-							495			495	4,255	4,750
New classes of equity - par value		181,415		-	6,048,519		1	52,034,117		5	(6)			-	-	-
Warrants											(369)			(369)	(3,176)	(3,545)
Earnouts													(14,915)	(14,915)	(128,313)	(143,228)
Recapitalization on Merger with FAST II	-	656,415		$-	6,048,519		$1	52,034,117		$5	$10,874	$(176)	$(20,990)	$(10,286)	$(54,307)	$(64,593)
Conversion of Preferred Shares to Common Shares, Class A		(656,415)		-	596,671		-				-			-	-	-
Conversion of Warrants to Common Shares, Class A					1,226,453		-				817			817	5,992	6,809
Stock compensation expense											8			8	60	68
Net loss													(47,604)	(47,604)	(383,326)	(430,930)
Foreign currency translation loss												(40)		(40)	(308)	(348)
December 31, 2023	$-	-		$-	7,871,643		$1	52,034,117		$5	$11,699	$(216)	$(68,594)	$(57,105)	$(431,889)	$(488,994)

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(in thousands of U.S. dollars, unless otherwise stated)

1.	Description of business and basis of presentation

Merger with FAST II

Falcon’s Beyond Global, Inc., a Delaware corporation (“Pubco”, “FBG”, or the “Company”), entered into a Plan of Merger, dated as of January 31, 2023 (the “Merger Agreement”), by and among Pubco, FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), Falcon’s Beyond Global, LLC, a Florida limited liability company that has since redomesticated as a Delaware limited liability company (the “Predecessor”), and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Merger Sub”).

On October 5, 2023 FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and on October 6, 2023 Merger Sub merged with and into Predecessor (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with the Predecessor as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in the Predecessor were held by Pubco and certain holders of the limited liability company units of the Predecessor outstanding as of immediately prior to the Business Combination.

Pursuant to the Business Combination, the Company received net cash proceeds from the Business Combination totaling $1.0 million, net of $1.3 million FAST II transaction costs and $1.6 million of Predecessor transaction costs paid at Closing. FAST II and Predecessor’s transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled at December 31, 2023 and the Company expects to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. All transaction costs incurred in connection with the Business Combination are recorded in profit or loss.

Unpaid debt obligations to Infinite Acquisitions (the “Transferred Debt”) of $4.8 million was exchanged for an aggregate of 475,000 shares of Series A Preferred Stock at Closing. See Note 11 – Related party transactions.

The total number of shares of Class A Common Stock outstanding immediately following the Closing was 6,048,519; the total number of shares of Class B Common Stock outstanding immediately following the Closing was 52,034,117; the total number of shares of Series A Preferred Stock outstanding immediately following the Closing was 656,415; and the total number of Warrants outstanding immediately following the Closing was 8,440,641.

On November 6, 2023 the 656,415 shares of Series A Preferred Stock (the “Preferred Stock”) automatically converted into shares of the Class A Common Stock. Following the automatic conversion of the Preferred Stock, there are no outstanding shares of Preferred Stock. The conversion rate is 0.90909 shares of Class A Common Stock for each Preferred Stock, resulting in an aggregate of approximately 596,671 shares of Class A Common Stock to be issued upon conversion. Cash was paid in lieu of fractional shares of Class A Common Stock.

In connection with the automatic conversion of the Preferred Stock, the outstanding Warrants will no longer be exercisable for (i) 0.580454 shares of Class A Common Stock and (ii) 0.5 shares of Preferred Stock. Each outstanding Warrant will now be exercisable for 1.034999 shares of Class A Common Stock pursuant to the terms of the Warrants.

Nature of Operations

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. We believe the complementary strengths of our business divisions facilitates invaluable insights and streamlined growth. The Company has three business divisions, which are conducted through five operating segments. Our three business lines feed into each other to accelerate our growth strategy: (i) Falcon’s Creative Group, LLC (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) Falcon’s Beyond Destinations, consisting of Producciones de Parques, S.L. (“PDP”), Sierra Parima, and Destinations Operations, develops a diverse range of entertainment experiences using both Company owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) Falcon’s Beyond Brands brings brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales. See Note 16 – Segment information and Note 8 – Investments and advances to equity method investments.

Basis of presentation

The Business Combination is accounted for similar to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Following the closing of the Business Combination, the Predecessor’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continue to collectively have a controlling interest of Pubco. As the Business Combination represents a common control transaction from an accounting perspective, the Business Combination is treated similar to a reverse recapitalization. As there is no change in control, the Predecessor has been determined to be the accounting acquirer and Pubco will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of the Predecessor issuing stock for the net assets of Pubco, accompanied by a recapitalization. The net assets of Pubco will be stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination are those of the Predecessor.

Predecessor was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), Falcon’s Treehouse, LLC and its subsidiaries (“Treehouse”) and Falcon’s Treehouse National, LLC (“National”). On April 30, 2021, The Magpuri Revocable Trust, owners of Treehouse and National, and Katmandu Collections, LLLP, (“Collections”) owners of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust contributed 100% of its ownership interests in Treehouse and National in exchange for 33.33% of the membership interests of the Predecessor, and Collections contributed 100% of its ownership in Katmandu in exchange for 66.67% of the membership interests of the Predecessor. In June 2022, Katmandu Collections, LLLP was renamed Infinite Acquisitions, LLLP and subsequently renamed Infinite Acquisitions Partners LLP (“Infinite Acquisitions”).

Principles of Consolidation

The non-controlling interest represents the membership interest in Predecessor held by holders other than the Company.

The results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and comprehensive loss, and the non-controlling interests are reported as a separate component of equity.

The Company consolidates the assets, liabilities and operating results of Predecessor and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $57.2 million for the year ended December 31, 2023, accumulated deficit attributable to common stockholders of $68.6 million as of December 31, 2023, and negative cash flows from operating activities of $23.4 million for the year ended December 31, 2023. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 15 – Commitments and contingencies. On July 27, 2023, Falcon’s Creative Group, LLC (“FCG”), a wholly owned subsidiary of the Company, received a net closing payment from Qiddiya Investment Company (“QIC”), on behalf QIC Delaware, Inc., of $17.5 million ($18.0 million payment, net of $0.5 million in reimbursements relating to due diligence fees incurred by Qiddiya.) The remaining $12.0 million of the $30.0 million investment is being held by QIC and will be released upon the establishment of an employee retention and attraction incentive program. These funds are to be used exclusively by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2023 the Company has incurred material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to its Form S-4 and other filings. The Company has a working capital deficiency of ($212.0) million (inclusive of the $183.1 million Earnout liability – current portion to be settled in shares) as of December 31, 2023. Additionally, the Company has $6.7 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. See Note 22 – Subsequent events. There can be no assurance that the additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date these consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Deconsolidation of Falcon’s Creative Group, LLC

On July 27, 2023, pursuant to the Subscription Agreement by and between FCG and QIC Delaware, Inc., (the “Subscription Agreement”), QIC Delaware, Inc., a Delaware corporation and an affiliate of QIC, invested $30.0 million in FCG (“Strategic Investment”). Following the closing of the Subscription Agreement, FCG now has two members: QIC, holding 25% of the equity interest in the form of preferred units, and the Company, holding the remaining 75% of the equity interest in the form of common units. In connection with the Strategic Investment, FCG amended and restated its limited liability company agreement (“LLCA”) to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights; and the Company and FCG entered into an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement. Upon the closing of the Subscription Agreement, FCG received a closing payment of $17.5 million (net of $0.5 million in reimbursements relating to due diligence fees incurred by QIC). QIC released in April 2024 the remaining $12.0 million investment into FCG pursuant to the terms of the Subscription Agreement upon the establishment of an employee retention and attraction incentive program.

QIC is entitled to redeem its preferred units on the earlier of (a) the five-year anniversary of the Strategic Investment or (b) any date on which a majority of key persons cease to be employed by FCG. The LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. As a result, QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount and any losses not absorbed by QIC are fully allocated to the Company.

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, as of July 27, 2023 the Company does not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, FCG is deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. In connection with the deconsolidation of FCG, the Company received cash of approximately $4.0 million to settle outstanding intercompany receivable balances.

As of December 31, 2023 the assets and liabilities of FCG, including goodwill which comprised the total goodwill balance of the Company, are no longer included within the Company’s consolidated balance sheet.

See Note 8 – Investments and advances to equity method investments for the Company’s recognition of its retained investment in FCG. The Company’s retained interest in FCG will continue to be presented separately as a reportable segment in Note 16 – Segment Information.

2.	Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results may differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, inputs used to recognize revenue over time, inventory valuation, fair value of assets and liabilities acquired in relation to a business combination, deferred tax valuation allowances, the valuation and impairment testing of goodwill and investments in equity method investments, and the valuation of warrant and earnout liabilities.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Inventories

Inventories consist of theme park ride vehicles that are valued at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company reviews its inventories for obsolescence and any such inventories are written down to net realizable value. All inventory was deconsolidated with FCG as of July 27, 2023. Additionally, the Company wrote down all inventory as of December 31, 2023. There were no adjustments to net realizable value of inventories as of December 31, 2022.

Property and equipment, net

Property and equipment is stated at historical cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Routine repairs and maintenance are expensed as incurred. When an item is retired or sold, the cost and applicable accumulated depreciation are removed, and any resulting gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life

Leases

The Company evaluates leases at the commencement of the lease to determine the classification as an operating or finance lease. A right-of-use (“ROU”) asset and corresponding lease liability are recorded at lease commencement. Operating and finance lease liabilities are recognized based on the present value of minimum lease payments over the remaining expected lease term. Lease expenses related to operating leases are recognized on a straight-line basis as a component of Selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. Amortization expense and interest expense related to finance leases are included in Depreciation and amortization expense and Interest expense, respectively, in the consolidated statements of operations and comprehensive loss.

Deferred transaction costs

Costs incurred in connection with preparation for the Business Combination were previously deferred. However, all transaction costs, including the balance previously deferred, have been expensed as of December 31, 2023 and are included in Transaction expenses, along with the transaction expenses previously including within Selling, general and administrative expense. Transaction expense is now stated separately in the consolidated statements of operations and comprehensive loss.

Goodwill and Intangible assets

Goodwill represents the excess of purchase consideration over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The Company initially records its intangible assets at fair value. Definite lived intangible assets consist of customer relationships, trademarks, developed technology, and media content which are amortized over their estimated useful lives. See Note 7 – Intangible assets, net.

Goodwill is not amortized, but instead reviewed for impairment at least annually during the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired. The impairment analysis of goodwill is performed at the reporting unit level. A qualitative assessment is first conducted to determine whether it is more likely than not that the fair value of the applicable reporting unit exceeds the carrying value taking into consideration significant events, and changes in the overall business environment or macroeconomic conditions. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. There was no goodwill impairment charges recognized during the years ended December 31, 2023 and 2022. As of December 31, 2023 the assets and liabilities of FCG, including goodwill which comprised the total goodwill balance of the Company, are no longer included within the Company’s consolidated balance sheet.

The Company reviews definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these amortizing intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There were $2.4 million in impairment losses recognized for definite lived intangible assets for the year ended December 31, 2023 comprised entirely of the impairment of the Company’s Ride Media Content asset. See the Ride Media Content policy below as well as Note 7 – Intangible assets, net. No impairment losses were recognized for the year ended December 31, 2022.

Ride Media Content

RMC consists of themed audio and visual content following a storyline that is displayed to guests while in the queue and during the ride. The same RMC can be deployed on rides of a similar nature. The Company earns a fixed annual fee for licensing the right to use the RMC to customers.

In accordance with ASC 926-20, Other Assets—Film Costs [Entertainment—Films] (“ASC 926”), the Company capitalizes costs to produce the RMC, including direct production costs and production overhead. The RMC is expected to be predominantly monetized individually, as the RMC is not expected to be monetized with other films or license agreements. The predominant monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy.

For RMC that is predominantly monetized on an individual basis, the Company uses a computation method to amortize capitalized production costs on the ratio of the RMC’s current period revenues to its estimated remaining ultimate revenue (i.e., the total revenue to be earned in the RMC’s remaining life cycle.) The RMC is typically licensed for a 10-year period with a fixed annual fee. Amortization begins when the RMC is first deployed and starts generating revenue.

Unamortized RMC costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the RMC may be less than its unamortized costs. If the carrying value of an individual RMC exceeds the estimated fair value, an impairment charge will be recorded in the amount of the difference. For content that is predominately monetized individually, the Company utilizes estimates including ultimate revenues and additional costs to be incurred (including marketing and distribution costs), in order to determine whether the carrying value of the RMC is impaired. The full value of the Company’s RMC asset has been impaired as of December 31, 2023. See Note 7 – Intangible assets, net.

Owned RMC is presented as a noncurrent asset within Intangible assets, net. Amortization of RMC assets is primarily included in Depreciation and amortization expense in the consolidated statements of operations and comprehensive loss.

Recoverability of other long-lived assets

The Company’s other long-lived assets consist primarily of property and equipment and lease ROU assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For property and equipment and lease ROU assets, the Company compares the estimated undiscounted cash flows generated by the asset or asset group to the current carrying value of the asset. If the undiscounted cash flows are less than the carrying value of the asset, then the asset is written down to fair value. There were no impairment losses recognized for other long-lived assets as of both December 31, 2023 and 2022.

Investments and advances to equity method investments

The Company uses the equity method to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the joint venture. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Share of (gain) loss from equity method investments in the consolidated statements of operations and comprehensive loss. Dividends received, if any, from these joint ventures reduce the carrying amount of our investment.

The Company monitors the equity method investments for impairment and records reductions in their carrying value if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. There were $14.1 million in other-than-temporary impairment losses recognized for investments in equity method investments during the year ended December 31, 2023, related to the Company’s equity method investment in Sierra Parima, which is reported in Share of (gain) loss from equity method investments in the consolidated statements of operations and comprehensive loss. See Note 8 – Investments and advances to equity method investments. There were no impairment losses recognized for investments in equity method investments during the year ended December 31, 2022.

Revenue recognition

Falcon’s Creative Group

Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Recognition under the ASC 606 five-step model involves (i) identification of the contract, (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations, and (v) revenue recognition as the performance obligations are satisfied.

During step one of the five step model, the Company considers whether contracts should be combined or separated, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment is involved in determining whether a group of contracts may be combined or separated based on how the arrangement and the related performance criteria were negotiated. The conclusion to combine a group of contracts or separate a contract could change the amount of revenue and gross profit recorded in a given period.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company’s contracts with customers do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract. Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

A significant portion of the Company’s revenue is derived from master planning and design contracts, media production contracts and turnkey attraction contracts. The Company accounts for a contract once it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. Contracts are often subsequently modified to include changes in specifications or requirements, these changes are not accounted for until they meet the requirements noted above. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract.

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not generally contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the planning, design, and development of attractions. Revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These are primarily fixed-price contracts.

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

Accounting for long-term contracts requires significant judgment relative to estimating total costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of Contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities are presented on the Company’s consolidated balance sheets and consist of billings in excess of revenues. Billings in excess of revenues represent milestone billing contracts where the billings of the contract exceed recognized revenues.

Destinations Operations

The principal sources of revenues for the Destinations Operations segment are resort and theme park management and incentive fees. Resort and theme park management and incentive fees are based on a percentage of revenues and profits, respectively earned by the theme parks during the corresponding period. See Note 3 – Revenue.

Shared Services

After FCG’s deconsolidation from the Company on July 27, 2023, the Company continues to provide various corporate shared service support to FCG. Fees related to these services are subject to revenue recognition in accordance with ASC 606.

Digital media license revenue

The Company enters into contracts with its customers to license the right to use digital ride media content (“RMC”) for a fixed fee. Revenue is recognized based on this amount at the point-in-time when the license is transferred to the customer as there are no further performance obligations once the license is transferred. See Note 11 – Related party transactions.

Transaction expenses

Transaction expenses are stated separately in the consolidated statements of operations and comprehensive loss. Transaction expenses include professional services expenditures directly related to business combinations, other investments, and disposals of other assets and liabilities that qualify as a business.

Selling, general and administrative expenses

Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, share-based compensation, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses.

Research and development expenses

Research and development expenses primarily consist of related party vendor costs involved in research and development activities related to the development of new products. Research and development expenses are expensed in the period incurred.

Income taxes

The Company is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by Falcon’s Beyond Global, LLC. Falcon’s Beyond Global, LLC is treated as a partnership for U.S. federal income tax purposes and therefore is not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that are subject to taxation in foreign jurisdictions as a result of their entity classification for tax reporting purposes.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If determined that FBG would be able to realize DTAs in the future in excess of their net recorded amount, FBG would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

FBG records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (1) the Company will determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, FBG recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to tax positions in income tax expense.

Fair value measurement

The Company accounts for certain of its financial assets and liabilities at fair value. The Company uses the following three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

Level 1	—	Quoted prices for identical instruments in active markets.

Level 2	—	Quoted prices for similar instruments in active markets, quoted prices for similar instruments in markets that are not active; and model-derived valuations in which significant inputs and value drivers are observable in active markets.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and include situations where there is little, if any, market activity for the asset or liability.

Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risks. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

The carrying amounts of Cash and cash equivalents, Accounts receivables, Accounts payable and Accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of finance leases are discounted to approximate fair value.

Translation of foreign currencies

The functional currency for the Company’s foreign operations is the applicable local currency. The Company translates assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar using the applicable exchange rate as of the consolidated balance sheet dates and the results of operations and cash flows at the average exchange rates during the corresponding reporting period. Gains and losses resulting from the translation of these foreign currencies into U.S. dollars are recorded in foreign currency translation adjustments in the consolidated statements of operations and comprehensive loss. Transactional gains and losses and the re-measurement of foreign currency denominated assets and liabilities held in non-functional currency of the underlying entity are included in Foreign currency translation loss in the consolidated statements of operations and comprehensive loss, respectively.

Related party transactions

Related parties are comprised of i) parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and ii) parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in Note 11 – Related party transactions.

Net loss per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, to the extent their inclusion is dilutive to earnings per share.

Warrant liabilities

The Company accounts for warrants assumed in connection with the Business Combination (see Note 1 – Description of business and basis of presentation) in accordance with the guidance contained in ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. The liability is subject to re-measurement at each Balance Sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

The Company remeasures the fair value of the warrants based on the quoted market price of the warrants. For the year ended December 31, 2023, the Company recognized $3.0 million of losses related to the change in fair value of warrant liabilities, which is recognized in Change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. See Note 19 – Stock warrants.

Earnout Liability

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent earnout shares (“Earnout Shares”) in the form of Class A and Class B common stock of the Company, respectively. The Earnout Shares were deposited into escrow at the Closing and are to be earned, released and delivered upon satisfaction of, or forfeited and canceled up on the failure of certain milestones. The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive loss. See Note 17 – Fair value measurement and Note 20 – Earnouts.

Incentive Award Plan

The Company maintains the 2023 Incentive Award Plan (the “Plan”) under which the Company issued grants of restricted stock units (“RSUs”) on December 21, 2023, to officers, directors, employees, and non-employees that vest according to a five-year graded vesting schedule (i.e., portions of the award vest at different times during the vesting period). The Company recognizes compensation expense for the RSUs in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”) using the straight-line attribution method. That is, compensation expense for these awards will be recognized on straight-line basis over the requisite service period. The RSUs are settled in equity and do not grant the Company the ability to settle in cash or transfer other assets. The compensation expense related to the RSUs is based on the estimated fair value of the Company’s Class A Common Stock on the grant date using the closing share price. Furthermore, the Company accounts for forfeitures as they occur and will reverse any compensation expense previously recognized in the period of forfeiture. The Company initially reserved 939,330 shares of its Class A Common Stock for the issuance of awards under the 2023 Incentive Plan. See Note 21 – Share-Based Compensation.

Recently issued accounting standards

New accounting standards adopted during the year ended December 31, 2023

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on consolidated financial statements, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized costs reflect management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The Company adopted this standard for its fiscal year beginning on January 1, 2023. The adoption did not have a material impact on our financial statements.

Recently issued accounting standards not yet adopted as of December 31, 2023

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements.

On December 14, 2023, the FASB issued Accounting Standards Update 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its Consolidated Financial Statements and disclosures.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of Cash and cash equivalents, Accounts receivable and Contract Assets. The Company places its Cash and cash equivalents with financial institutions of high credit quality. At times, such amounts exceed federally insured limits. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s credit worthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statements of operations and comprehensive loss. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. As of July 27, 2023 FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation and Note 8 – Investments and advances to equity method investments. The Company had three customers with revenues greater than 10% of total revenue, approximately $11.1 million for one customer, $3.6 million for the second customer, and $2.1 million for the third customer, for the year ended December 31, 2023. Accounts receivable, net balances with these three customers totaled $0.6 million (86% of total Accounts receivable, net) as of December 31, 2023. The Company has two customers with revenues greater than 10% of total revenue, approximately $8.9 million for one customer and $4.8 million for the second customer, for the year ended December 31, 2022. Accounts receivable, net balances with these two customers totaled $2.6 million (77% of total Accounts receivable, net) as of December 31, 2022.

3.	Revenue

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. The consolidated statement of operations and comprehensive loss therefore includes approximately seven months of activity related to FCG prior to deconsolidation during the year ended December 31, 2023. As of December 31, 2023 the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation.

Disaggregated components of revenue for the Company for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Services transferred over time:
Design and project management services	$10,555	$10,963
Media production services	1,773	392
Attraction hardware and turnkey sales	2,052	4,302
Other	2,533	293
Total revenue from services transferred over time	$16,913	$15,950
Services transferred at a point in time:
Digital media licenses	1,331	—
Total revenue from services transferred at a point in time	$1,331	$—
Total revenue	$18,244	$15,950

Starting in March 2023 and continuing through the year ended December 31, 2023, the Company licensed the right to use RMC to Sierra Parima. See Note 2 – Summary of significant accounting policies and Note 11 – Related party transactions for further discussion. After the deconsolidation of FCG, the Company recognizes related party revenue for corporate shared service support provided to FCG. Total related party revenues from services provided to our equity method investments were $6.8 million and $5.8 million for the years ended December 31, 2023 and 2022, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $2.1 million revenue related to intercompany services provided to FCG for the year ended December 31, 2023.

The following tables present the components of our Accounts receivable and contract balances:

As of December 31, 2023
	Related party	Other	Total
Accounts receivable, net	$632	$64	$696
Contract assets	—	—	—
Contract liabilities	—	—	—

	As of December 31, 2022
	Related party	Other	Total
Accounts receivable, net	$489	$2,820	$3,309
Contract assets	1,680	1,012	2,692
Contract liabilities	(600)	(696)	(1,296)

Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $1.2 million. Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $2.5 million.

Geographic information

The Company has contracts with customers located in the United States, Caribbean, Saudi Arabia, Hong Kong, Qatar, Vietnam, Rwanda, China, and Spain. The following table presents revenues based on the geographic location of the Company’s customer contracts:

	Year ended December 31,
	2023	2022
Saudi Arabia	$11,358	$9,759
Caribbean	3,603	5,222
USA	2,160	93
Hong Kong	635	320
Other	488	556
Total revenue	$18,244	$15,950

Destinations Operations

Management and incentive fees of $0.5 million and $0.3 million from our Mallorca, Spain equity method investment were recognized in the years ended December 31, 2023 and 2022, respectively.

4.	Other current assets

Other current assets as of December 31, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2023	2022
Insurance prepaid assets	$54	$—
Advance to Meliá Hotels International, S.A (See Note 11)	500	—
Prepaid expenses	—	824
Tax refund receivable	393	—
Other	114	18
	$1,061	$842

5.	Property and equipment, net

Property and equipment as of December 31, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2023	2022
Equipment	$19	$1,139
Furniture	13	169
Leasehold improvements	—	83
	32	1,391
Accumulated depreciation	(9)	(589)
	$23	$802

Depreciation expense was $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

$1.7 million of gross assets and $0.7 million of accumulated depreciation was deconsolidated with FCG on July 27, 2023.

6.	Leases

The Company’s operating leases primarily consisted of real estate property for office and warehouse space, with various terms extending through 2040. The Company had finance leases related to an office, facility and computer equipment. The Company did not sublease any properties.

The Company leased office space from a related party, Penut Productions, LLC (“Penut”), a wholly owned subsidiary of The Magpuri Revocable Trust, under a series of long-term lease agreements. Rental amounts are due monthly, and the Company is responsible for taxes, insurance, and maintenance on the leased locations.

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. Prior to deconsolidation, FCG was the lessee for all leases, and the consolidated balance sheets therefore do not include any right-of-use assets or lease liabilities as of December 31, 2023. Additionally, the consolidated statement of operations and comprehensive loss therefore includes approximately seven months of activity related to FCG prior to deconsolidation in the year ended December 31, 2023. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation.

The following table presents the amounts of ROU assets and lease liabilities as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
	Related party	Other	Total	Related party	Other	Total
Right-of-use assets:
Operating	$—	$—	$—	$709	$294	$1,003
Finance	—	—	—	570	12	582
Total right-of-use assets	$—	$—	$—	$1,279	$306	$1,585

Lease liabilities
Current:
Operating(1)	$—	$—	$—	$35	$121	$156
Finance(2)	—	—	—	88	5	93
Total current	—	—	—	123	126	249
Non-current:
Operating	—	—	—	675	174	849
Finance(3)	—	—	—	1,001	5	1,006
Total non-current	—	—	—	1,676	179	1,855
Total lease liabilities	$—	$—	$—	$1,799	$305	$2,104

(1)	Included in Accrued expenses and other current liabilities
(2)	Included in current portion of Long-term debt
(3)	Included in the Long-term debt

Finance lease assets were reported net of accumulated amortization of $0 and $154 thousand as of December 31, 2023 and 2022 respectively.

The components of lease expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31, 2023			Year ended December 31, 2022
	Related party	Other	Total	Related Party	Other	Total
Operating lease expense	$47	$191	$238	$81	$86	$167
Finance lease expense:
Amortization of leased assets	39	9	48	61	28	89
Interest on lease liabilities	40	1	41	72	2	74
Total lease expense	$126	$201	$327	$214	$116	$330

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$260	$162
Operating cash outflows from finance leases	41	74
Financing cash outflows from finance leases	65	111
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	514	344
Finance leases	35	—

In determining the discount rate applied, the Company considered several factors. For certain leases, the Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates as of December 31, 2023 and 2022, are as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (Years)
Operating leases	—	10
Finance leases	—	13.6
Weighted-average discount rate
Operating leases	—	6.90%
Finance leases	—	6.39%

7.	Intangible assets, net

The following table presents the Company’s intangible assets:

	Customer relationships	Tradenames and trademarks	Developed technology	Ride media content	Total
Cost:
As of December 31, 2022	$1,100	$2,800	$1,500	$3,479	$8,879
Additions	—	—	—	78	78
Deconsolidation of FCG	1,100	2,800	1,500	—	5,400
As of December 31, 2023	$—	$—	$—	$3,557	$3,557

Accumulated amortization and impairment:
As of December 31, 2022	$183	$225	$167	$—	$575
Amortization expense	83	101	75	1,180	1,439
Impairment	—	—	—	2,377	2,377
Deconsolidation of FCG	266	326	242	—	834
As of December 31, 2023	$—	$—	$—	$3,557	$3,557

Carrying amount:
As of December 31, 2022	$917	$2,575	$1,333	$3,479	$8,304
As of December 31, 2023	$—	$—	$—	$—	$—

As of FCG’s deconsolidation on July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet. FCG’s deconsolidated intangible assets include customer relationships, trademarks and tradenames, and developed technology.

Intangible asset amortization expense was $0.3 million for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company assessed impairment indicators in accordance with ASC 926 and determined that there has been a significant decrease in the amount of expected ultimate revenue to be recognized from the RMC intangible asset. Development plans for future parks, where this RMC would have been deployed, have been deferred indefinitely until which time the Company can evaluate the funding required to develop these parks. These circumstances indicate that the fair value may be less than the unamortized cost of the ride media content. As significant uncertainty exists as to when capital may be available to commit to these future projects, the Company could not reasonably project any future cash flows from the RMC intangible asset, and its value has been fully impaired as of December 31, 2023. As the RMC intangible asset has been fully impaired, there is no estimated future amortization of intangible assets as of December 31, 2023.

8.	Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)	Falcon’s Creative Group

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation for a discussion of the terms of the Strategic Investment which required the deconsolidation of FCG. As of July 27, 2023, the Company recorded the investment in FCG at fair value, which was determined to be $39.1 million.

Gain on deconsolidation

In accordance with ASC 810, Consolidation, the Company estimated the fair value of the retained investment in FCG at the date of deconsolidation. The fair value of the Company’s retained interest was valued using an option pricing model considering the terms of each class of FCG’s equity securities. The equity value that was allocated between the Preferred Units and the Common Stock was calibrated such that the Preferred Units’ allocated value was equal to the purchase price of $30.0 million. The fair value of the Company’s retained investment was estimated to be $39.1 million. As a result, the Company recognized a gain of $27.4 million on the deconsolidation of FCG, presented as a Gain on deconsolidation of FCG in the Company’s consolidated statements of operations and comprehensive loss. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG and the carrying value of FCG’s net assets.

In accordance with ASC 323, Investments, and ASC 805, Business Combinations (“ASC 805”), the Company applied the acquisition method of accounting to the identifiable assets and liabilities of FCG, which have been measured at estimated fair values as of the deconsolidation date. Management concluded that the carrying value of FCG’s tangible assets and liabilities approximated fair value. The Company estimated the fair value of FCG’s intangible assets primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

The Company determined that on the date of deconsolidation, there was a difference between the fair value of its retained investment in FCG and the Company’s proportional interest in the equity of FCG. This equity method basis difference was comprised of customer relationships, tradenames and trademarks and developed technology.

Tradenames and trademarks and developed technology fair values were determined using the relief from royalty method, which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets.

Customer relationships represent the existing relationships with FCG’s customers. The fair value was determined using a multi-period excess earnings method which involves isolating the net earnings attributable to the asset being measured based on the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.

Other tangible assets were valued at the existing carrying values as they approximated the estimated fair value of those items at the deconsolidation date and did not result in a basis difference.

Summarized financial results are presented below for the period beginning July 28, 2023 and ended December 31, 2023, which represent the period the Company accounts for FCG as an equity method investment.

As described in Note 1, the LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. As a result, QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount and any losses not absorbed by QIC are fully allocated to the Company.

ii)	PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates a hotel resort and theme park located in Mallorca, Spain and a hotel located at Tenerife in the Canary Islands.

iii)	Sierra Parima

Sierra Parima is an equity method investment with Meliá Group for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. Sierra Parima has one theme park in Punta Cana in the Dominican Republic. The Company has concluded that Sierra Parima is a variable interest entity (“VIE”), that the Company does not have the power to direct the activities that most significantly impact the economic performance of Sierra Parima, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Sierra Parima and accounts for the investment as an equity method investment.

The Company advanced $33.8 million, to partially fund construction of the theme park. These advances are non-interest-bearing and no repayment terms have been established. The advances provided to Sierra Parima are accounted for as investments and classified within advances to equity method investments.

Full Impairment of Investment in Sierra Parima

Katmandu Park completed construction and opened to visitors in early 2023. Although various operational challenges encountered upon opening have been resolved, Katmandu Park visitor levels have continued to be below management’s expectations. Melia and the Company have jointly decided to wind down operations and are evaluating avenues for potential liquidation or sale of the property.

Based on this determination, Sierra Parima first performed an evaluation of its long-lived fixed assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million. The impairment recognized by Sierra Parima is component of the Company’s equity method share of Sierra Parima’s loss for the full year ended December 31, 2023.

As Sierra Parima recorded a fixed asset impairment under ASC 360, the Company further evaluated its remaining equity investment in Sierra Parima for impairment as of December 31, 2023 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. As of December 31, 2023, the Company recognized an other-than-temporary impairment charge of $14.1 million, which is recorded in Share of gain (loss) from equity method investments in the consolidated statement of operations and comprehensive loss.

There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of December 31, 2023. Any future capital fundings will be discretionary.

iv)	Karnival

On November 2, 2021, the Company entered into a joint venture agreement to acquire a 50% interest in Karnival TP-AQ Holdings Limited (“Karnival”), a joint venture established with Raging Power Limited. The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partner are committed to funding non-interest-bearing advances of $9 million (HKD 69.7 million) each, over a three-year period. As of December 31, 2023, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of December 31, 2023.

Investments and advances to equity method investments as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
FCG	$30,930	$-
PDP	22,870	23,688
Sierra Parima	-	41,735
Karnival	6,843	6,556
	$60,643	$71,979

The Company’s share of gain or (loss) from equity method investments for the years ended December 31, 2023, and 2022 comprised of:

	Year ended December 31,
	2023	2022
FCG(1)	$(8,145)	$-
PDP	(1,522)	3,229
Sierra Parima	(43,073)	(1,719)
Karnival	288	3
	$(52,452)	$1,513

(1)	The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of the losses related to its equity method investment in FCG based on the terms of the LLCA.

The following tables provide summarized Balance Sheet information for the Company’s equity method investments:

	As of December 31, 2023
	FCG	PDP	Sierra Parima	Karnival
Current assets	$12,575	$8,283	$2,697	$16,030
Non-current assets	19,730	87,280	18,714	1,805
Current liabilities	7,375	14,048	62,070	(17,250)
Non-current liabilities	1,801	35,777	9,973	—

	As of December 31, 2022
	PDP	Sierra Parima	Karnival
Current assets	$9,216	$5,741	$13,102
Non-current assets	93,657	58,631	—
Current liabilities	14,108	47,877	13,095
Non-current liabilities	41,389	9,155	—

The following tables provide summarized related party balances of Sierra Parima and PDP:

	As of December 31, 2023
	PDP	Sierra Parima (1)
Assets	$2,288	$2,230
Liabilities	1,685	57,438

	As of December 31, 2022
	PDP	Sierra Parima (1)
Assets	$2,050	$2,690
Liabilities	1,803	43,575

(1)	Sierra Parima accounts for advances from the Company as liabilities. The Company accounts for advances to Sierra Parima as investments and classified within advances to equity method investments

The following tables provides summarized statements of operations for the Company’s equity method investments:

	Year ended December 31, 2023
	FCG(1)	PDP	Sierra Parima
Total revenues	$8,033	$41,259	$2,639
Impairment of fixed assets	—	(5,427)	(46,743)
Income (loss) from operations	(6,153)	153	(57,626)
Net loss	(6,034)	(3,044)	(57,970)

(1)	The summarized results of FCG disclosed above are subsequent to FCG’s deconsolidation on July 27, 2023.

	Year ended December 31, 2022
	PDP	Sierra Parima
Total revenues	$33,962	$226
Income (loss) from operations	2,540	(3,403)
Net income (loss)	6,457	(3,438)

The results of operations for Karnival for the years ended December 31, 2023 and 2022 were not material for the periods presented and, as such, not included in the tables above.

The following tables provides Sierra Parima and PDP’s summarized related party activity:

	Year ended December 31, 2023
	PDP	Sierra Parima
Total revenues	$168	$1,406
Total expenses	4,720	1,418

	Year ended December 31, 2022
	PDP	Sierra Parima
Total revenues	$889	$23
Total expenses	3,980	4,167

9.	Accrued expenses and other current liabilities

The Company’s Accrued expenses and other current liabilities consisted of:

	Year ended December 31,
	2023	2022
Audit and professional fees	$17,605	$1,101
Excise tax payable on FAST II stock redemptions	2,211	—
Accrued payroll and related expenses	592	781
Accrued interest	9	405
Project-related accruals	—	888
Operating lease liabilities, current portion	—	156
Accrued insurance premiums	—	20
Other	423	638
	$20,840	$3,989

Accrued expenses and other current liabilities with related parties was $0.3 million and $0.7 million as of December 31, 2023 and 2022 respectively.

Excise tax liability

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

In connection with the Business Combination, holders of FAST II Class A Common Stock exercised their right to redeem those shares for a pro rata portion of the cash in the FAST II trust account. These redemptions are subject to the excise tax, and the resulting liability was assumed by the Company in the Business Combination.

On February 13, 2023, the Treasury Department and Internal Revenue Service issued a Notice 2023-18, which provided interim guidance regarding the application of the corporate stock repurchase excise tax. The notice states that no taxpayer is required to report the new stock repurchase excise tax or make payment on such excise tax before forthcoming regulations are finalized. The regulations have not been finalized at the time of this filing.

10.	Long-term debt and borrowing arrangements

The Company’s indebtedness as of December 31, 2023 and 2022 consisted of the following:

	2023		2022
	Amount	Interest Rate	Amount	Interest Rate
€2.5 million revolving credit arrangement (due December 2023, fully converted to Predecessor Financing Units in October 2023)	$—	—	$2,090	3.00%
$10 million revolving credit arrangement (due December 2026) ($6,828 and $629 outstanding with related party as of December 31, 2023 and December 31, 2022, respectively)	6,828	2.75%	629	2.75%
€1.5 million term loan (due April 2026)	980	1.70%	1,344	1.70%
$12.785 million term loan – related party (due December 2026)	9,697	2.75%	12,786	2.75%
€7 million term loan (due April 2027)	4,861	6.00%	5,972	2.88%
$7.25 million term loan – related party (due December 2027)	7,250	3.75%	7,250	3.75%
$1.975 million term loan – related party (due December 2029, fully converted to Predecessor Financing Units in October 2023)	—	—	1,975	3.00%
Finance leases	—	—	1,099	6.39%
	29,616		33,145
Less: Current portion of long-term debt	6,651		7,408
	$22,965		$25,737

The Company’s outstanding debt as of December 31, 2023 matures as follows:

Within 1 year	$6,651
Between 1 and 2 years	6,895
Between 2 and 3 years	13,592
Between 3 and 4 years	2,478
Total	$29,616

As of December 31, 2023, the remaining commitment available under the Company’s related party revolving credit arrangements was the following:

Available Capacity
$10 million revolving credit arrangement (due December 2026)	$3,172
$3,172

€2.5 million revolving credit arrangement

In December 2019, the Company entered into a €2.5 million revolving credit arrangement with Collections. This facility is subject to an annual fixed interest rate of 3.00% and matured in December 2023. On October 4, 2023, the remaining amount of the credit arrangement was converted as part of the debt-to-equity conversion discussed below.

$10 million revolving credit arrangement

In December 2021, the Company entered into a $10.0 million revolving credit arrangement with Collections. This arrangement, which is subject to an annual fixed interest rate of 2.75%, matures in December 2026. On October 6, 2022, $7.6 million of the outstanding balance was converted as part of the debt-to-equity conversion discussed below. On October 4, 2023, the amount outstanding as of October 4, 2023 on the credit arrangement was converted as part of the debt-to-equity conversion discussed below. As of December 31, 2023 Infinite Acquisitions loaned an additional $6.8 million to the Company through its existing line of credit.

€1.5 million term loan

In April 2020, the Company entered into a six-year €1.5 million Institute of Official Credit (ICO) term loan with a Spanish bank, with a fixed interest rate of 1.70%. The loan was interest only for the first twelve months, thereafter principal and interest is payable monthly in arrears.

$12.785 million term loan

In December 2021, the Company entered into a five-year $12.785 million term loan with Collections. The loan bears interest at 2.75% per annum. The loan is interest only for the first twelve months, thereafter principal and interest is payable quarterly in arrears.

€7 million term loan

In March 2019, the Company entered into a seven-year €7 million term loan with a Spanish bank, which was interest only for the first eighteen months, thereafter principal and interest was payable monthly in arrears. In January 2021, the loan was modified and bears interest at six-month Euribor plus 2.00%. Loan is collateralized by the Company’s investment in PDP.

$1.975 million term loan

In June 2019, the Company entered into a ten-year $1.975 million term loan with Collections. The loan bears interest at 3.00% per annum. The loan was interest only for the first 24 months, thereafter principal and interest is payable quarterly in arrears. On October 4, 2023, the remaining amount of the term loan was converted as part of the debt-to-equity conversion discussed below.

$7.25 million Term Loan

In December 2022, the Company entered into a five-year $7.25 million term loan with Infinite Acquisitions. The loan bears interest at 3.75% per annum. The loan is interest only for the first twelve months, thereafter principal and interest is payable quarterly in arrears.

Conversion of debt to equity with Infinite Acquisitions

On October 6, 2022, the Company entered into a Conversion Agreement with Infinite Acquisitions pursuant to which $20.0 million of the debt owed to Infinite Acquisitions was converted to 2,000,000 membership units in Falcon’s Beyond Global, LLC (“Predecessor Financing Units”). The Company converted the following debt instruments: $8.5 million outstanding balance on the $8.7 million term loan, $3.9 million outstanding balance on the $5 million revolving credit facility, and $7.6 million of the outstanding balance on the $10 million revolving credit facility.

On October 4, 2023, the Company entered into a Conversion Agreement with Infinite Acquisitions pursuant to which $7.3 million of the debt owed to Infinite Acquisitions was converted to 727,500 Predecessor Financing Units. The Company converted the following debt instruments: $3.4 million outstanding balance on the $10.0 million revolving credit arrangement, $2.1 million outstanding balance on the 2.5 million euro revolving credit arrangement, and $1.8 million of the outstanding balance on the $1.975 million term loan.

During the period between December 31, 2022 and December 31, 2023, there was no new debt issued. See Note 11 – Related party transactions for discussion related to the $10 million revolving credit arrangement with Infinite Acquisitions.

Finance leases

The Company’s finance leases consisted primarily of leases of the Company’s headquarters which were leased by FCG from a related party, Penut. See Note 6 – Leases. As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. The consolidated balance sheets therefore do not include any finance leases as of December 31, 2023, given that FCG was the lessee for all leases prior to deconsolidation.

11.	Related party transactions

Related party notes

The Company held a series of related party notes receivable from Penut, a wholly owned subsidiary of The Magpuri Revocable Trust. Each promissory note bore interest at 4% per year.

On August 30, 2022, Penut repaid the outstanding balances of the notes receivable in full.

In January 2023 the Company loaned $2.5 million to Infinite Acquisitions for 20 days. The Company received interest income at 2.75% during this 20-day period. Interest income from this short-term related party advance was less than $0.1 million.

Accrued expenses and other current liabilities

The Company has a short-term advance from PDP to Fun Stuff for $0.4 million, repayable within one year of issuance and non-interest bearing.

Accounts Payable

The Company reimburses certain audit and professional fees on behalf of PDP and Sierra Parima. There were $1.2 million and $0.7 million unpaid audit and professional fees as of December 31, 2023 and December 31, 2022, respectively related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0.9 million and $0.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Long-term debt

The Company has various long-term debt instruments with Infinite Acquisitions with accrued interest of $0.0 million and $0.4 million as of December 31, 2023 and December 31, 2022, respectively related to these loans. These balances are included within Accrued expenses and other current liabilities on the consolidated balance sheets.

During the year ended December 31, 2022, the Company converted a portion of debt with Infinite Acquisitions to equity. See Note 10 – Long-term debt and borrowing arrangements.

On June 23, 2023, the Company entered into an amendment to the credit agreement dated December 30, 2021 with Infinite Acquisitions (as so amended, the “Credit Agreement”), pursuant to which (i) Falcon’s Beyond Global, Inc., which was formerly known as Palm Holdco, Inc., joined as a party to the Credit Agreement, (ii) Infinite Acquisitions agreed to transfer, in its sole discretion, $4.8 million, a portion of the amounts due to Infinite Acquisitions under the $10 million revolving credit facility to Infinite Acquisition’s equity holders, which are not related parties to the Company (the “Debt Transfer(s),” all such transferred debt the “Transferred Debt” and each equity holder the “Debt Transferee”) and (iii) Pubco, the Company and Infinite Acquisitions agreed that each Debt Transferee shall have the right to cause Pubco to exchange such Debt Transferee’s Transferred Debt for a number of shares of Pubco Series A Preferred Stock (“Exchange Right”) calculated based on an exchange price equal to the fair value of the Pubco Series A Preferred Stock at the time of the exchange. Management determined the fair value of the Exchange Right is substantially equivalent to the cash redemption; therefore, there was no gain or loss recognized during the year ended December 31, 2023. The exchange occurred at the acquisition merger close, which is the date Palm Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco, merged into the Company. See Note 1 – Description of business and basis of presentation.

Conversion of debt to equity with Infinite Acquisitions

On October 6, 2022, the Company entered into a Conversion Agreement with Infinite Acquisitions pursuant to which $20.0 million of the debt owed to Infinite Acquisitions was converted to 2,000,000 Predecessor Financing Units. The Company converted the following debt instruments: $8.5 million outstanding balance on the $8.7 million term loan, $3.9 million outstanding balance on the $5 million revolving credit facility, and $7.6 million of the outstanding balance on the $10 million revolving credit facility.

During the period between December 31, 2022 and December 31, 2023, there was no new debt issued. In addition, the remaining amounts related to the $10 million revolving credit arrangement, 2.5 million euro revolving credit arrangement, and the $1.975 million term loan were converted to equity on October 4, 2023.

Services provided to equity method investments

FCG has been contracted for various design, master planning, attraction design, hardware sales and commercial services for themed entertainment offerings by the Company’s equity method investments. As of July 27, 2023 FCG has been deconsolidated and is also now accounted for as an equity method investment. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation. Destinations Operations recognizes management and incentive fees from the Company’s equity method investments. Refer to Note 3 – Revenue for amounts recognized during the years ended December 31, 2023 and 2022.

Intercompany Services Agreement between FCG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 – Description of business and basis of presentation, the Intercompany Services Agreement was established between FCG and the Company. No balances are outstanding on this Intercompany Service Agreement as of December 31, 2023. The Company recognized $2.1 million revenue related to intercompany services provided to FCG for the year ended December 31, 2023. See Note 3 – Revenue.

FCG also provides marketing, R&D, and other services to FBG. The Company currently owes less than $0.1 million to FCG related to these services as of December 31, 2023. The Company has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. The Company has $0.6 million in accounts receivable from FCG related to these reimbursable costs as of December 31, 2023.

RSUs of the Company provided to FCG employees

The Company issued 0.4 million restricted stock units to FCG employees under the Incentive Award Plan on December 21, 2023. See Note 1 – Description of business and basis of presentation. The Company was reimbursed by FCG for the entire stock compensation expense during the year ended December 31, 2023. Periodic stock compensation costs related to RSUs issued to FCG employees is recognized as a receivable from FCG and does not impact the Company’s consolidated statements of operations and comprehensive loss.

Digital media license revenue and related receivable with equity method investment

During March 2023, the Company licensed the right to use digital ride media content to Sierra Parima. The Company recognized digital media license revenue of $1.3 million for the year ended December 31, 2023, and interest income of $ 0.1 million for the year ended December 31, 2023. See Note 2 – Summary of significant accounting policies.

Expected credit loss on receivables from equity method investment

During the year ended December 31, 2023, the Company revised its estimated expected credit loss on all receivables from Sierra Parima. Katmandu Park’s recent financial performance has been below management’s expectations. Based on an evaluation of Sierra Parima’s credit characteristics, the expected credit loss reserve was increased by $6.0 million during the year ended December 31, 2023 which represents the Company’s estimate of expected credit losses over the contractual life of each receivable. This loss reserve now offsets all receivables from Sierra Parima as of December 31, 2023. A portion of these reserved receivables was removed from the Company’s Balance Sheet with the deconsolidation of FCG.

The Company will continue to periodically evaluate these estimates to determine if additional reserves are needed. See Note 2 – Summary of significant accounting policies and Note 1 – Description of business and basis of presentation for further discussion.

The allowance for credit loss activity for the year ended December 31, 2023 and 2022 was as follows:

	For the year ended December 31
	2023	2022
Beginning balance	$—	$—
Credit loss expense	5,965	—
Balance deconsolidated with FCG	(3,878)	—
Ending balance	$2,087	$—

Advance to Meliá Group

In January 2022, the Company advanced $0.5 million to Meliá Group to be used by Meliá as an earnest money deposit for a potential land acquisition in Playa del Carmen intended for the site of a future hotel and entertainment development. The advance is non-interest bearing and has been classified in Other current assets as of December 31, 2023. This balance was classified in Other non-current assets as of December 31, 2022.

Subscription agreement with Infinite Acquisitions

On May 10, 2023, the Company entered into a subscription agreement to receive $20.0 million from Infinite Acquisitions in exchange for membership units of the Company. On October 4, 2023, the Company entered into a Conversion Agreement with Infinite Acquisitions pursuant to which $7.3 million of the debt owed to Infinite Acquisitions was converted to 727,500 Predecessor Financing Units. The Company converted the following debt instruments: $3.4 million outstanding balance on the $10.0 million revolving credit arrangement, $2.1 million outstanding balance on the 2.5 million euro revolving credit arrangement, and $1.8 million of the outstanding balance on the $1.975 million term loan. Additionally, Infinite Acquisitions considered the $7.3 million debt conversion as funding a portion of the $20.0 million of anticipated funding under the Infinite Acquisitions Subscription Agreement. This Subscription Agreement was cancelled in conjunction with the Business Combination. On October 4, 2023, Infinite Acquisitions irrevocably committed to fund an additional approximately $12.8 million to the Company by December 31, 2023. As of December 31, 2023 Infinite Acquisitions loaned $6.8 million to the Company through its existing revolving credit arrangement. The Company treated this $6.8 million loan as partial satisfaction of Infinite Acquisition’s 12.8 million irrevocable funding agreement. As of December 31, 2023 there were no debt to equity conversion agreements in place with Infinite Acquisitions related to this $6.8 million loan. The remaining $6.0 million Infinite Acquisition’s funding commitment was not received as of December 31, 2023. See Note 22 – Subsequent events for details on additional loans received after the year ended December 31, 2023.

12.	Income taxes

The Company is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by Falcon’s Beyond Global, LLC and its subsidiaries. Falcon’s Beyond Global, LLC is treated as a partnership for U.S. federal income tax purposes and therefore is not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that are subject to taxation in foreign jurisdictions as a result of their entity classification for tax reporting purposes.

The Income (loss) before income taxes includes the following components (in thousands):

	For the year ended December 31
	December 31, 2023	December 31, 2022
Income (loss) before income taxes
United States	$(390,099)	$(18,311)
Foreign	(41,156)	883
Total	(431,255)	(17,428)

The income tax provision consists of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Current
Federal	$(393)	$—
State	94	—
Foreign	$(26)
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Income tax provision	$(325)	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.0%
Noncontrolling Interests	(18.68)%	(21.0)%
Valuation Allowance	(2.72)%	(1.0)%
Effect of foreign operations	2.18%	0.0%
Impairment	(2.17)%	0.0%
Other	0.47%	1.0%
Effective tax rate	0.08%	0.0%

The Company’s net deferred tax assets are as follows as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up/Organization costs	$1,326	$-
Partnership Investment	36,004	-
Net operating loss carryforwards	339	434
Other	(152)	11
Total deferred tax assets	37,517	445
Valuation allowance	(37,517)	(445)
Deferred tax asset, net of allowance	$—	$—

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.

Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of December 31, 2023, the Company has foreign net operating loss carryforwards of $1.4 million for tax purposes, which will never expire if unused. As of December 31, 2022, the net operating loss carryforwards are not more likely than not of being realized. The Company did not have any state or local net operating losses, or any foreign tax credit carryforwards, net of valuation allowance.

There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income in the accompanying consolidated statement of operations and comprehensive loss.

In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2023, U.S. federal tax returns related to predecessor entities for the years 2019 through 2021 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our predecessor entities are generally open to audit for tax year 2021. In addition, certain foreign subsidiaries’ tax returns from 2016 to 2021 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.

13.	Tax Receivable Agreement

The Acquisition Merger occurred on October 6, 2023, and the partners of Falcon’s Beyond Global, LLC at the time of the Acquisition Merger (“Exchange TRA Holders”), along with Falcon’s Beyond Global, LLC (“LLC”) and Falcon’s Beyond Global, Inc. (“Pubco”)(collectively the “TRA Holders”), entered into a Tax Receivable Agreement (“TRA”) dated October 6, 2023. There were no Exchanges, as defined in the TRA, at the time of the Acquisition Merger and the Units held by the Exchange TRA Holders are subject to a lock-up agreement, by which no Exchanges may be made beginning on October 6, 2023 and ending on the earlier of (i) 180 days later, or (ii) such date the date on which the volume weighted average closing sale price of the Pubco Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-consecutive trading day period, beginning at least 150 days after October 6, 2023.

There will be no TRA Liability until an Exchange occurs.

Furthermore, the future amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Pubco in the future. As of December 31, 2023, the Company has determined there is no resulting liability related to the TRA arising from the Acquisition Merger. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded within income tax expense (benefit) at that time.

14.	Retirement plan

The Company sponsors the Falcon’s Beyond 401(k) Profit Sharing Plan (“the Plan”) that covers all qualifying employees over 21 years of age and who have completed 3-months of service. The Plan allows participants to contribute up to 100% of their wages into the Plan and allows for discretionary profit-sharing contributions from FBG. Participants vest at 20% per year over a five-year vesting period. Once a participant completes five years of service, all contributions are immediately vested.

Under the Plan, eligible employees can also contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The Company contributed $0.2 million to the Plan for both the years ended December 31, 2023 and 2022 which is included as a component of Selling, general and administrative expense in the consolidated statement of operations and comprehensive loss.

15.	Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. There were no material accruals for legal proceedings or claims as of December 31, 2023 and 2022.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2023 and 2022, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — As of December 31, 2023 the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million). However, the Company does not currently have the liquidity to fund such amounts and the ability to do so in the future is contingent upon securing additional financing or capital raises. See Note 1 – Description of business and basis of presentation.

16.    Segment information

The Company has five operating segments, Falcon’s Creative Group, PDP, Sierra Parima, Destinations Operations and Falcon’s Beyond Brands, all of which are reportable segments. The Company’s Chief Operating Decision Makers are its Executive Chairman and Chief Executive Officer, who review financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate expenses which include payroll and related benefits for executive, accounting, finance, marketing, human resources, legal and information technology support services, audit, tax corporate legal expenses are presented as Unallocated corporate overhead as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial statement results. During the year ended December 31, 2022, the Company created a new operating segment, Falcon’s Beyond Brands, which is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

Falcon’s Creative Group provides master planning, media, interactive and audio production, project management, experiential technology and attraction hardware development services and attraction hardware sales on a work-for-hire model. Pursuant to the Subscription Agreement, Falcon’s Creative Group is now deconsolidated effective July 27, 2023, and accounted for as an equity method investment in the Company’s consolidated financial statements. The operating segment still remains a reportable segment for the Company. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation and Note 8 – Investments and advances to equity method investments. Falcon’s Creative Group provides services for projects located worldwide. See Note 3 – Revenue.

The Company’s equity method investments, PDP and Sierra Parima develop, own and operate hotels, theme parks and retail, dining and entertainment venues. See Note 8 – Investment and advances to equity method investments. Destinations Operations provides development and management services for themed entertainment to PDP, Sierra Parima and new development opportunities. The Company collectively refers to the Destinations Operations, PDP and Sierra Parima as Falcon’s Beyond Destinations.

Reportable segments measure of profit and loss is earnings before interest, taxes, foreign exchange gain (loss), gain on deconsolidation of FCG, impairments and depreciation and amortization. See Note 11 – Related party transactions for transactions between the Company’s wholly-owned businesses and equity method investments.

	Year ended December 31, 2023
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destinations Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$14,514	$481	$-	$-	$1,482	$(279)	$2,046	$18,244
Share of gain or (loss) from equity method investments, excluding impairments	(6,024)	288	1,192	(5,614)	-	(2,140)	-	(12,298)
Segment income (loss) from operations	(10,577)	(1,807)	1,192	(5,614)	(4,015)	(2,341)	(42,342)	(65,504)
Depreciation and amortization expense								(1,576)
Gain on deconsolidation of FCG								27,402
Share of equity method investee’s impairment of fixed assets								(26,084)
Impairment of equity method investments								(14,069)
Impairment of intangible assets								(2,377)
Interest expense								(1,124)
Interest income								95
Change in fair value of warrant liabilities								(2,972)
Change in fair value of earnout liabilities								(345,413)
Foreign exchange transaction gains (losses)								367
Income tax benefit								325
Net loss								$(430,930)

(1)	Revenue for the period ended July 27, 2023 (prior to FCG’s deconsolidation).

(2)	The Company’s share of gain or loss from its equity method investment in FCG subsequent to deconsolidation on July 27, 2023.

	Year ended December 31, 2022
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destinations Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$17,460	$293	$—	$—	$—	$(1,803)	$	$15,950
Share of gain or (loss) from equity method investments		3	3,229	(1,719)				1,513
Segment income (loss) from operations	698	(1,195)	3,229	(1,719)	(3,699)	(553)	(11,852)	(15,091)
Depreciation and amortization expense								(737)
Interest expense								(1,113)
Other expense								(9)
Foreign exchange transaction loss								(478)
Net loss								$(17,428)

Identifiable assets as of December 31, 2023 and December 31, 2022 are as follows:

	As of December 31,
	2023	2022
Falcon’s Creative Group	$30,930	$28,650
Destinations Operations	6,964	7,811
PDP	22,870	23,688
Sierra Parima	-	41,562
Falcons Beyond Brands	-	4,275
Unallocated corporate assets and intersegment eliminations	2,595	6,284
Total assets	$63,359	$112,270

Assets for PDP and Sierra Parima represent the Company’s investment and advances to these equity method investments — See Note 8 – Investments and advances to equity method investments. These investments are held by a subsidiary located in Mallorca, Spain.

Total capital expenditures for the Company were $0.3 million for the year ended December 31, 2023 and 2022. Capital expenditures were primarily for computer and office equipment located in the United States.

17.	Fair value measurement

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2022. The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	3,904			3,904
Earnout liabilities			488,641	488,641
	$3,904	$	$488,641	$492,545

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. The earnouts based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as the earnouts based on the Company’s stock price have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue and EBITDA forecasts as well as the assumptions listed in tables below. The fair value measurement associated with the earnout liability is highly sensitive to changes in stock price and forecasted amounts for revenue through 2024. Any changes to stock price and forecasted revenues in 2024 will result in remeasurement of the earnout liability and could result in material gains or losses being recognized in the statement of operations.

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts. The Company estimated a 0% expected dividend yield as of December 31, 2023, based on the fact that prior to the Business Combination, the Company had never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

The following table presents the unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets:

Amount
Current stock price	12.30
Earnout period – beginning	July 1, 2023
Earnout period – end	December 31, 2024
Equity volatility, EBITDA volatility	25.0%
Operational leverage ratio	65.0%
Revenue volatility	10.0%
Revenue/stock price correlation	45.0%
EBITDA/stock price correlation	25.0%
Revenue discount rate	9.21%
Dividend yield	0.0%

The following table presents the unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price:

Amount
Term (years)	5.8
Volatility	40.0%
Risk-free rate	3.8%
Dividend yield	0.0%
Current stock price	12.30

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Earnout Liabilities
Balance as of December 31, 2022	$-
Issuances	143,228
Change in fair value	345,413
Balance as of December 31, 2023	488,641

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

18.	Equity and net loss per share

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 650,000,000 shares of Common Stock, par value $0.0001 per share consisting of (i) 500,000,000 shares of Class A Common Stock, (ii) 150,000,000 shares of Class B Common Stock, and (b) 30,000,000 shares of preferred stock, par value $0.0001 per share, of which 12,000,000 shares are classified and designated as 8% Series A cumulative convertible preferred stock.

Common Stock

The rights of the holders of Class A Common Stock and Class B Common Stock have various terms, as follows:

Each holder of Company Common Stock is entitled to one vote for each share of Company Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Shares of Pubco Class B Common Stock carry the same voting rights as shares of Pubco Class A Common Stock but have no economic terms. Class B Common Stock is exchangeable, along with common units of Falcon’s Beyond Global, LLC, into Class A Common Stock.

Series A Cumulative Convertible Preferred Stock

In connection with the Business Combination, the Company issued 656,415 shares of Series A Preferred Stock. Holders of Series A Preferred Stock may at any time elect to convert their shares of Series A Preferred Stock into shares of Class A Common Stock. The number of shares of Class A Common Stock to be issued upon conversion is equal to the quotient of $10.00 divided by $11.00, subject to adjustment (the “Conversion Rate”). If at any time volume weighted average closing price of the Class A Common Stock exceeds $14.30 for at least 20 trading days during a period of 30 consecutive trading days the shares of Series A Preferred Stock will be automatically converted, without any action on the part of the holders thereof, into shares of Class A Common Stock at the then applicable Conversion Rate.

Dividends on shares of Series A Preferred Stock are cumulative and accrue at the rate of 8.0% per annum from the Closing Date until such time as the shares are converted into Class A Common Stock.

On November 6, 2023, all 656,415 shares of the Company’s Series A Preferred Stock automatically converted into 596,671 shares of Class A Common Stock. In order to maintain the “Up-C” structure, the Company forfeited the preferred units of Falcon’s Beyond Global, LLC that it previously held and was issued a number of shares of common units of Falcon’s Beyond Global, LLC equal to the number of shares of Class A Common Stock issued upon conversion of the Series A Preferred Stock. Following the automatic conversion of the Series A Preferred Stock, there are no outstanding shares of Preferred Stock as of December 31, 2023.

In connection with the automatic conversion of the Series A Preferred Stock, each outstanding warrant is now exercisable for 1.034999 shares of Class A Common Stock. See Note 19 – Stock warrants.

The weighted average shares outstanding for the year ended December 31, 2023 used to determine the Company’s Net loss per share reflects the following:

For the period from October 6, 2023 to December 31, 2023
Numerator:
Net income/(loss)	(396,744)
Net income/(loss) attributable to noncontrolling interests	(349,139)
Net income/(loss) available to Class A common stock	(47,605)

Denominator:
Weighted average Class A common stock outstanding - basic and diluted	7,095,204

Net income/(loss) per Class A common share - basic and diluted:	(6.71)

The Company applies the treasury stock method to the Warrants and RSUs, the contingently issuable shares method to the Earnout shares, and the if-converted method for the exchangeable noncontrolling interests, if dilutive. The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

For the period from October 6, 2023 to December 31, 2023
Earnout shares	1,937,500
Warrants to purchase common stock	5,205,769
RSUs	939,330

19.	Stock warrants

Immediately following the closing of the Business Combination there were 8,440,641 warrants outstanding. The warrants do not meet the criteria for equity treatment under ASC 815. As such, the warrants are classified as liabilities and are adjusted to fair value at the end of each reporting period.

The Company remeasures the fair value of the warrants based on their quoted market price. For the year ended December 31, 2023, the Company recognized $3.0 million of losses related to the change in fair value of warrant liabilities, which is recognized in Change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2023:

Year of Issue	Number of Shares Issuable	Exercise Price	Expiration Date	Classification
2023	5,387,966	$11.50	Oct-2028	Liability

20.	Earnouts

At the closing of the Business Combination, the Company issued 1,937,500 Earnout Shares in the form of Class A Common Stock and 75,562,500 Earnout Shares in the form of Class B Common Stock. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement.

Earnout Shares were deposited into escrow at the Closing and will be earned, released and delivered upon satisfaction of certain milestones related to the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company and the gross revenue of the Company during periods between July 1, 2023 and December 31, 2024 and the volume weighted average closing sale price of the Company’s shares of Class A Common Stock during the five-year period beginning on the one-year anniversary of the Acquisition Merger and ending on the six-year anniversary of the Acquisition Merger.

The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive loss.

As of December 31, 2023, the fair value of the earnout liability was $488.6 million. For the year ended December 31, 2023, the Company recognized $345.4 million of losses related to the change in fair value of earnout liabilities included in Change in fair value of earnout liabilities in the consolidated statements of operations and comprehensive loss. See Note 17 – Fair value measurement.

21.	Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 939,330 restricted stock units (“Restricted Stock Units” or “RSUs”) are registered. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG will fully reimburse FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

The RSUs do not provide the grantee with an option to choose settlement in cash or stock. The holder of the RSU shall not be, nor have any of the rights or privileges of, a shareholder of the Company, including, without limitation, voting rights and rights to dividends, in respect to the RSUs and any shares underlying the RSUs and deliverable under the Plan unless and until such shares shall have been issued by the Company and held of record by such holder. A summary of the Plan’s RSUs award activity is as follows:

Restricted Stock Units
Nonvested at January 1, 2023	-
Granted	939,330
Forfeited	-
Vested	-
Expired	-
Nonvested at December 31, 2023	939,330
Vested at December 31, 2023	-

The RSUs under the Plan will vest over a five-year period following the one-year anniversary of the date of grant. The grant date of all RSUs associated with the Plan is December 21, 2023. The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant. A summary of the Plan’s RSUs vesting schedule is as follows:

Vesting Date	RSU Vested (% of total)
December 1, 2024	15%
December 1, 2025	17.5%
December 1, 2026	20%
December 1, 2027	22.5%
December 1, 2028	25%

The Company elected the straight-line attribution method to account for the compensation cost over the five-year requisite service period for the entire award, as long as the participant continues to provide service to the Company. Forfeitures are accounted for at the time the forfeiture occurs.

The Company recognized stock-based compensation expense of less than $0.1 million for the year ended December 31, 2023, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The compensation cost for RSU’s granted to FCG employees is recognized as a receivable from FCG and does not impact the Company’s consolidated statements of operations and comprehensive loss.

22.	Subsequent events

Following the Closing of the Business Combination through December 31, 2023, Infinite Acquisitions loaned the Company $6.8 million pursuant to its existing $10.0 million revolving credit arrangement. Subsequent to December 31, 2023, Infinite Acquisitions has loaned an additional $4.8 million to the Company pursuant to the revolving credit arrangement through April 26, 2024. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in December 2026.

In April 2024, the Predecessor entered into a term loan agreement with Katmandu Ventures, LLC (“Katmandu Ventures”), a greater than 10% shareholder of the Company, pursuant to which Katmandu Ventures made a loan to the Predecessor in the principal amount of approximately $7.2 million, and a term loan agreement with Universal Kat Holdings, LLC (“Universal Kat”), pursuant to which Universal Kat has made a loan to the Predecessor in the principal amount of approximately $1.3 million. Such term loans bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the proceeds of the term loans was used to repay a portion of the outstanding loans under the Infinite Acquisitions revolving credit arrangement.

On March 27, 2024, the Company received a formal complaint related to breach of a contract with Guggenheim Securities. Guggenheim Securities claims that the Company owes transaction fees and expenses of $9,556,512.70, in addition to anticipatory repudiation of an additional $1,500,000.00. The Company anticipates payment of the full amount to Guggenheim Securities and has accrued the entire $11.1 million as of December 31, 2023.

On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG upon the establishment of the employee retention and attraction incentive program. These funds can be used by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

On March 7, 2024, Sierra Parima’s Katmandu Park in Punta Cana, Dominican Republic (“Katmandu Park”) was closed to visitors. The closure follows financial, operational, and infrastructure challenges at the Katmandu Park and a recent shift in the Company’s strategic focus. As of December 31, 2023 the Company fully impaired its investment in Sierra Parima. See Note 8 – Investments and advances to equity method investments.

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers of Falcon’s Creative Group, LLC.

Opinion

We have audited the consolidated financial statements of Falcon’s Creative Group, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheet as of December 31, 2023, and the related consolidated statements of operations, cash flows, and members’ equity for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Deloitte & Touche LLP

Tampa, Florida

April 29, 2024

FALCON’S CREATIVE GROUP, LLC
CONSOLIDATED BALANCE SHEET
(in thousands of U.S. dollars)

As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,504
Accounts receivable, net ($4,576 related party)	4,650
Contract assets ($1,748 related party)	1,840
Other current assets	581
Total current assets	12,575
Operating lease right-of-use assets ($675 related party)	1,218
Finance lease right-of-use assets ($504 related party)	536
Property and equipment, net	2,078
Intangible assets, net	4,305
Goodwill	11,471
Other non-current assets	122
Total assets	$32,305

Liabilities and members’ equity
Current liabilities:
Accounts payable ($586 related party)	$3,370
Accrued expenses and other current liabilities	2,462
Contract liabilities ($1,122 related party)	1,122
Finance lease liability, current ($92 related party)	109
Operating lease liability, current ($37 related party)	312
Total current liabilities	7,375
Finance lease liability, net of current portion ($909 related party)	921
Operating lease liability, net of current portion ($638 related party)	880
Total liabilities	$9,176

Commitments and contingencies – Note 11

Temporary equity - Preferred units subject to possible redemption	$18,234

Members’ equity
Members’ capital	$4,895
Total members’ equity	$4,895
Total liabilities, preferred units subject to possible redemption and members’ equity	$32,305

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of U.S. dollars)

Year ended December 31, 2023
Revenue ($10,280 related party)	$22,547
Operating expenses:
Project design and build expense	15,994
Selling, general and administrative expense	13,811
Credit loss expense ($3,878 related party)	3,963
Inventory write off	407
Research and development expense	112
Depreciation and amortization expense	869
Total operating expenses	35,156
Loss from operations	(12,609)
Interest income	120
Interest expense	(75)
Foreign exchange transaction gain (loss)	(19)
Net loss before taxes	(12,583)
Income tax benefit	54
Net loss	$(12,529)

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of U.S. dollars)

Year ended December 31, 2023
Cash flows from operating activities
Net loss	$(12,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869
Credit loss expense ($3,878 related party)	3,963
Inventory write-off	407
Changes in assets and liabilities:
Accounts receivable, net ($4,279 related party)	(5,496)
Other –current assets	(57)
Contract assets ($48 related party)	968
Other non-current assets	47
Accounts payable	1,257
Operating lease assets / liabilities	(28)
Accrued expenses and other current liabilities	881
Contract liabilities ($522 related party)	(174)
Net cash used in operating activities	(9,892)
Cash flows from investing activities
Purchase of property and equipment	(729)
Net cash used in investing activities	(729)
Cash flows from financing activities
Settlement of intergroup payables to FBG	(1,176)
Principal payment on finance lease obligation	(173)
Issue of Preferred Units – Strategic Investment	17,500
Net cash provided by financing activities	16,151
Net increase in cash and cash equivalents	5,530
Cash and cash equivalents – beginning of period	(26)
Cash and cash equivalents at end of year	$5,504
Supplemental disclosures:
Cash paid for interest – finance leases	$69
Non-cash activities:
Contribution from FBG in connection with Strategic Investment (See Note 8)	6,995
Right-of-use assets obtained in exchange for new operating lease liabilities (See Note 5)	514
Right-of-use assets obtained in exchange for new finance lease liabilities (See Note 5)	35

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(in thousands of U.S. dollars, except for unit data)

	Members’ Equity		Temporary Equity
	Common Units	Members’ Capital	Preferred Units	Temporary Equity
December 31, 2022		$11,163		$—
December 31, 2022 (recast in connection with Strategic Investment, see Note 1)	75	11,163		—
Preferred units issued, subject to possible redemption			25	17,500
Contribution from FBG on deconsolidation of FCG (see Note 8)		6,995
Net loss		(12,529)
Accretion on preferred units subject to possible redemption to redemption amount		(734)		734
December 31, 2023	75	$4,895	25	$18,234

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands of U.S. dollars, unless otherwise stated)

1.	Description of business and basis of presentation

Falcon’s Creative Group, LLC provides master planning, media and audio production, project management, experiential technologies, and attraction hardware development, procurement, and sales on a work-for-hire or licensing model for clients. The Company consolidates Falcon’s Treehouse National, LLC (“National”) and Falcon’s Treehouse, LLC and together with its subsidiaries Falcon’s Digital Media, LLC, Falcon’s Licensing, LLC and Falcon’s Creative Group Philippines, Inc. (“Treehouse”), together with National (“FCG” or the “Company”).

Prior to the Strategic Investment on July 27, 2023 as defined below, FCG was a wholly owned subsidiary of Falcon’s Beyond Global, LLC.

Falcon’s Beyond Global, LLC (“FBG”) was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), and FCG. On April 30, 2021, The Magpuri Revocable Trust, owners of FCG, and Katmandu Collections, LLLP, (“Collections”) owners of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust and Collections contributed 100% of its ownership interests in FCG and Katmandu and 66.67% of the membership interests of FBG.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), Katmandu was determined to be the accounting acquirer. As such, FBG applied the acquisition method of accounting to the identifiable assets and liabilities of FCG, which were measured at fair values as of the acquisition date. The Company elected to apply pushdown accounting, therefore the new basis of accounting established by FBG for the individual assets and liabilities of the Company as of the acquisition date are reflected in the standalone financial statements of the Company. As a result, the Company recognized intangible assets. See Note 6 — Intangible assets, net. The excess of the deemed purchase consideration over the fair value of net assets acquired was recorded by the Company as goodwill.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All intercompany balances and transactions have been eliminated in the consolidation.

Strategic Investment

On July 27, 2023, pursuant to the Subscription Agreement by and between FCG and QIC Delaware, Inc., (the “Subscription Agreement”), QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), invested $30.0 million in FCG (“Strategic Investment”). Following the closing of the Subscription Agreement, the Company now has two members: QIC, holding 25% of the equity interest in the form of 25 Preferred Units, and FBG, holding the remaining 75% of the equity interest in the form of 75 Common Units. In connection with the Strategic Investment, the Company amended and restated its limited liability company agreement (“LLCA”) to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights; and FBG and the Company entered into an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement. Upon the closing of the Subscription Agreement, the Company received a closing payment of $17.5 million (net of $0.5 million in reimbursements relating to due diligence fees incurred by QIC). The remaining $12 million of the $30 million investment is being held by QIC and will be released to the Company upon the establishment of an employee retention and attraction incentive program that incentivizes employees of the Company and its subsidiaries.

The preferred units are entitled to a preferred return, which is an amount necessary to result in a rate of return of 9% per annum, compounding annually and accruing from the date of the Strategic Investment (“Preferred Return”).

The preferred units feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The preferred units become redeemable on the earlier of (i) the five-year anniversary of the Strategic Investment and (ii) any date on which a majority of key persons, as defined in the LLCA, cease to be employed by FCG (the “Redemption Commencement Date”). At any time after the Redemption Commencement Date, QIC may elect, in its sole discretion, to require the Company to redeem any or all of the outstanding preferred units for the redemption amount of such preferred units as of the redemption date, which is an amount equal to the QIC’s investment amount plus the Preferred Return. As of December 31, 2023, these preferred units are recorded in the consolidated balance sheet as Temporary equity. The Company accretes the Preferred Return and $0.5 million reimbursable fees to Temporary Equity over the period from the date of issuance to the five year anniversary of the Strategic Investment.

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of the Company, including the approval of the Company’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of the Company that are made in the Company’s ordinary course of business.

The Company’s activity prior to July 27, 2023 is included within the consolidated financial statements of FBG and as of July 27, 2023, the Company has been deconsolidated from FBG and is now accounted for as an equity method investment in FBG’s consolidated financial statements. The Company’s consolidated statement of operations and consolidated statement of cash flows include the full year of activity for the year ended December 31, 2023.

2.	Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results may differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, inputs used to recognize revenue over time and the valuation and impairment testing of goodwill.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of Cash and cash equivalents, Accounts receivable and Contract assets. The Company places its Cash and cash equivalents with financial institutions of high credit quality. At times, such amounts exceed federally insured limits. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s credit worthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statement of operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Company had two customers with revenue greater than 10% of total revenue for the year ended December 31, 2023, approximately $18.2 million for one customer and $2.4 million for the second customer, respectively. Accounts receivable balances for the two customers totaled $3.8 million (83% of total Accounts receivable, net) as of December 31, 2023.

Inventories

Inventories consist of theme park ride vehicles that are valued at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company reviews its inventories for obsolescence and any such inventories are written down to net realizable value. Inventories were written down by $0.4 million to $0 as of December 31, 2023.

Property and equipment, net

Property and equipment are stated at historical cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Routine repairs and maintenance are expensed as incurred. When an item is retired or sold, the cost and applicable accumulated depreciation are removed, and any resulting gain or loss is recognized in the consolidated statement of operations.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life

Leases

The Company evaluates leases at the commencement of the lease to determine the classification as an operating or finance lease. A right-of-use (“ROU”) asset and corresponding lease liability are recorded at lease commencement. Operating and finance lease liabilities are recognized based on the present value of minimum lease payments over the remaining expected lease term. Lease expenses related to operating leases are recognized on a straight-line basis as a component of Selling, general and administrative expense in the consolidated statement of operations. Amortization expense and interest expense related to finance leases are included in Depreciation and amortization expense and Interest expense, respectively, in the consolidated statement of operations.

Goodwill and Intangible assets

Goodwill represents the excess of purchase consideration over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The Company initially records its intangible assets at fair value. Definite lived intangible assets consist of customer relationships, trademarks and trade names and developed technology which are amortized over their estimated useful lives. Note 6 — Intangible assets, net.

Goodwill is not amortized, but instead reviewed for impairment at least annually during the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired. The impairment analysis of goodwill is performed at the reporting unit level. A qualitative assessment is first conducted to determine whether it is more likely than not that the fair value of the applicable reporting unit exceeds the carrying value taking into consideration significant events, and changes in the overall business environment or macroeconomic conditions. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. There were no changes to goodwill and no goodwill impairment charges recognized during the year ended December 31, 2023.

The Company reviews definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these amortizing intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There were no impairment losses recognized for definite lived intangible assets for the year ended December 31, 2023.

Recoverability of Other long-lived assets

The Company’s other long-lived assets consist primarily of property and equipment and lease ROU assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For property and equipment and lease ROU assets, the Company compares the estimated undiscounted cash flows generated by the asset or asset group to the current carrying value of the asset. If the undiscounted cash flows are less than the carrying value of the asset, then the asset is written down to fair value. There was no impairment loss recognized for other long-lived assets for the year ended December 31, 2023.

Revenue recognition

Based on the specific analysis of its contracts, the Company has determined that its contracts are subject to revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Recognition under the ASC 606 five-step model involves (i) identification of the contract, (ii) identification of performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the previously identified performance obligations, and (v) revenue recognition as the performance obligations are satisfied.

During step one of the five step model, the Company considers whether contracts should be combined or separated, and based on this assessment, the Company combines closely related contracts when all the applicable criteria are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single contract, which should be combined to reflect an overall profit rate. Similarly, the Company may separate an arrangement, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria are met. Judgment is involved in determining whether a group of contracts may be combined or separated based on how the arrangement and the related performance criteria were negotiated. The conclusion to combine a group of contracts or separate a contract could change the amount of revenue and gross profit recorded in a given period.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company’s contracts with customers do not include a right of return relative to delivered products. In certain cases, contracts are modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are accounted for as part of the existing contract. Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options are reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract was not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

A significant portion of the Company’s revenue is derived from master planning and design contracts, media production contracts and turnkey attraction contracts. The Company accounts for a contract once it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. Contracts are often subsequently modified to include changes in specifications or requirements, these changes are not accounted for until they meet the requirements noted above. Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation. The Company has concluded that its service contracts generally contain a single performance obligation given the interrelated nature of the activities which are significantly customized and not distinct within the context of the contract.

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not generally contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts involve the planning, design, and development of attractions. Revenue is recognized over time (versus point in time recognition), as the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, and the customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. These are primarily fixed-price contracts.

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on a fixed-price contract, which may cause profit levels to vary from period to period. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

Accounting for long-term contracts requires significant judgment relative to estimating total costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of Contract assets and liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities are presented on the Company’s consolidated balance sheet and consist of billings in excess of revenues. Billings in excess of revenues represent milestone billing contracts where the billings of the contract exceed recognized revenues.

Selling, general and administrative expenses

Our Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses. A portion of these expenses are shared services purchased from FBG.

Research and development expenses

Research and development expenses primarily consist of internal labor costs involved in research and development activities related to the development of new products. Research and development expenses are expensed in the period incurred.

Income taxes

The Company is considered a partnership for US income tax purposes, and therefore, its members are subject to tax on the Company’s income. The consolidated financial statements do not include a provision for federal or state income tax expense or benefit arising from net income or loss reported in the consolidated statement of operations for these entities as the taxable income or loss is included in the tax returns of the Company’s members.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If determined that FCG would be able to realize DTAs in the future in excess of their net recorded amount, FCG would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

FCG records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (1) the Company will determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, FCG recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to tax positions in income tax expense.

Fair value measurement

The Company accounts for certain of its financial assets and liabilities at fair value. The Company uses the following three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

Level 1	—	Quoted prices for identical instruments in active markets.

Level 2	—	Quoted prices for similar instruments in active markets, quoted prices for similar instruments in markets that are not active; and model-derived valuations in which significant inputs and value drivers are observable in active markets.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and include situations where there is little, if any, market activity for the asset or liability.

Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risks. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in those financial instruments.

The carrying amounts of Cash and cash equivalents, Accounts receivables, Accounts payable and Accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of finance leases are discounted to approximate fair value.

Related party transactions

Related parties are comprised of i) parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and ii) parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in Note 8 — Related party transactions.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on consolidated financial statements, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized costs reflect management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The Company adopted this standard for its fiscal year beginning on January 1, 2023. The adoption did not have a material impact on our financial statements.

3.	Revenue

Disaggregated components of revenue for the Company are as follows:

Year ended December 31,
2023
Services transferred over time:
Media production services	$2,753
Design and project management services	17,701
Attraction hardware and turnkey sales	2,093
Total revenue	$22,547

Total revenue from services provided to our related parties was $10.3 million for the year ended December 31, 2023. See Note 8 – Related party transactions.

The following tables present the components of our Accounts receivable, net and contract balances:

	As of December 31, 2023
	Related party	Other	Total
Accounts receivable, net	$4,576	$74	$4,650
Contract assets	1,748	92	1,840
Contract liabilities	(1,122)	—	(1,122)

As of December 31, 2023, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $15.3 million. The Company expects to recognize approximately 96% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic information

The Company has contracts with customers located in the United States, Caribbean, Saudi Arabia, Hong Kong, and Spain. The following table presents revenues based on the geographic location of the Company’s customer contracts:

Year ended December 31,
2023
Saudi Arabia	$18,411
Caribbean	2,440
USA	392
Hong Kong	1,284
Other	20
Total revenue	$22,547

4.	Property and equipment, net

Property and equipment consisted of the following:

Year ended December 31,
2023
Equipment	$1,525
Furniture	203
Leasehold improvements	250
Software and licenses	26
Construction in progress	920
Property and equipment, total	2,924
Accumulated depreciation	(846)
Property and equipment, net	$2,078

Depreciation expense was $0.3 million for the year ended December 31, 2023.

5.	Leases

The Company’s operating leases primarily consist of real estate property for office and warehouse space, with various terms extending through 2040. The Company has finance leases related to an office, facility and computer equipment. The Company has not subleased any properties.

The Company leases office space from a related party, Penut Productions, LLC (“Penut”), a wholly owned subsidiary of The Magpuri Revocable Trust, under a series of long-term lease agreements. Rental amounts are due monthly, and the Company is responsible for taxes, insurance, and maintenance on the leased locations.

The following table presents the amounts of ROU assets and lease liabilities:

	As of December 31, 2023
	Related party	Other	Total
Right-of-use assets:
Operating	$675	$543	$1,218
Finance	504	32	536
Total right-of-use assets	$1,179	$575	$1,754

Lease liabilities
Current:
Operating	$37	$275	$312
Finance	92	17	109
Total current	129	292	421
Non-current:
Operating	$638	242	$880
Finance	909	12	921
Total non-current	1,547	254	1,801
Total lease liabilities	$1,676	$546	$2,222

Finance lease assets are reported net of accumulated amortization of $0.2 million as of December 31, 2023.

The components of lease expense in the consolidated statement of operations are as follows:

	Year ended December 31, 2023
	Related party	Other	Total
Operating lease expense	$81	$326	$407
Finance lease expense:
Amortization of leased assets	66	16	82
Interest on lease liabilities	67	2	69
Total lease expense	$214	$344	$558

Supplemental cash flow information related to leases is as follows:

Year ended December 31,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$435
Operating cash outflows from finance leases	69
Financing cash outflows from finance leases	104
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	514
Finance leases	35

In determining the discount rate applied, the Company considered several factors. For certain leases, the Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

As of December 31, 2023
Weighted-average remaining lease term (Years)
Operating leases	7.7
Finance leases	15.1
Weighted-average discount rate
Operating leases	7.84%
Finance leases	6.45%

The annual maturities of the Company’s operating lease liabilities as of December 31, 2023, are as follows:

	Related party	Other	Total
2024	$81	$312	$393
2025	81	253	334
2026	81	—	81
2027	81	—	81
2028	81	—	81
Thereafter	584	—	584
Total future lease commitments	$989	$565	$1,554
Less imputed interest	(314)	(48)	(362)
Present value of lease liabilities	$675	$517	$1,192

The annual maturities of the Company’s finance lease liabilities as of December 31, 2023, are as follows:

	Related party	Other	Total
2024	$155	$18	$173
2025	155	13	168
2026	155	—	155
2027	116	—	116
2028	76	—	76
Thereafter	883	—	883
Total future lease commitments	$1,540	$31	$1,571
Less imputed interest	(539)	(2)	(541)
Present value of lease liabilities	$1,001	$29	$1,030

6.	Intangible assets, net

The following table presents the Company’s intangible assets:

Year ended December 31,
2023
Customer relationships	$1,100
Tradenames and trademarks	2,800
Developed technology	1,500
Intangible assets, total	5,400
Accumulated amortization	(1,095)
Intangible assets, net	$4,305

The weighted average amortization period for customer relationships, tradenames and trademarks, and developed technology is 5, 7, and 6 years, respectively.

Intangible asset amortization was $0.5 million for the year ended December 31, 2023.

The following table presents our estimated future amortization of intangible assets as of December 31, 2023:

Amount
For the years ended December 31,
2024	$738
2025	738
2026	738
2027	738
2028	667
Thereafter	686
$4,305

7.	Accrued expenses and other current liabilities

The Company’s Accrued expenses and other current liabilities consisted of:

As of December 31,
2023
Accrued payroll and related expenses	$672
Accrued insurance premiums	15
Project-related accruals	1,355
Audit and professional fees	361
Other	59
$2,462

There were no accrued expenses and other current liabilities with related parties as of December 31, 2023.

8.	Related party transactions

Lease agreements

The Company leases office space from Penut, a wholly owned subsidiary of The Magpuri Revocable Trust. See Note 5 — Leases.

Settlement of intercompany payables to FBG on deconsolidation

In connection with the Strategic Investment, the Company paid cash of approximately $4.0 million to FBG to settle a portion of the outstanding intercompany payable balance. The $7.0 million remaining balance of intercompany payables to FBG not settled as of deconsolidation from FBG on July 27, 2023 was treated as a members’ equity contribution from FBG.

Intercompany Services Agreement between FBG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 - Description of business and basis of presentation, the Intercompany Services Agreement was established between FBG and the Company. No balances are outstanding on this Intercompany Services Agreement as of December 31, 2023.

The Company also provides research and development, and other services to FBG’s subsidiaries Falcon’s Beyond Brands and Falcon’s Beyond Destinations. FBG currently owes less than $0.1 million to FCG related to these services as of December 31, 2023. FBG has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. FCG has $0.6 million in amounts owed to FBG related to these reimbursable costs as of December 31, 2023.

Expected credit loss on receivables from Sierra Parima

During the year ended December 31, 2023, the Company revised its estimated expected credit loss on all receivables from Sierra Parima, an unconsolidated joint venture of FBG. Based on an evaluation of Sierra Parima’s credit characteristics, the expected credit loss reserve was increased to $3.9 million as of December 31, 2023, which represents the Company’s estimate of expected credit losses over the contractual life of each receivable. This loss reserve now offsets all receivables from Sierra Parima as of December 31, 2023. As of FCG’s deconsolidation from FBG on July 27, 2023, Sierra Parima and Karnival are no longer related parties of the Company.

The Company will continue to periodically evaluate these estimates to determine if additional reserves are needed. See Note 2 — Summary of significant accounting policies. See Note 1 — Description of business and basis of presentation for further discussion.

9.	Income taxes

Falcon’s Creative Group, LLC and its subsidiaries are primarily comprised of partnerships and other “pass-through entities” not subject to income tax. As a pass-through entity, each member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. Certain consolidated subsidiaries are subject to taxation in the local jurisdictions as a result of their entity classification for tax reporting purposes.

The income (loss) before income taxes includes the following components (in thousands):

December 31,
2023
Income (loss) before income taxes
United States	$(12,637)
Foreign	54
Total	$(12,583)

The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

December 31, 2023
Current
Federal	$-
State	-
Foreign	54
Deferred	-
Federal	-
State	-
Foreign	-
Income tax benefit	$54

The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

As of December 31,
2023
Net operating loss carry forward	$-
Other	-
Valuation allowance	-
Deferred tax asset, net of allowance	$-

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

December 31, 2023
Statutory federal income tax rate	21.0%
Partnership earnings not subject to tax	(19.2)%
Other	(1.4)%
Effective tax rate	0.4%

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.

As of December 31, 2023, the Company had no net operating loss carryforwards for tax purposes. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheet. As of December 31, 2023, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2023. The Company did not recognize any interest or penalties during fiscal 2023 related to unrecognized tax benefits.

FCG and its subsidiaries are included in a single United States partnership federal income tax return. FCG and its subsidiaries are subject to routine examination by tax authorities in Philippines jurisdiction. Tax year 2023 is considered open for purposes of federal examination under statutes of limitations. There are no ongoing U.S. federal, state, or foreign tax audits or examinations as of the date of the issuance of these consolidated financial statements. Treehouse files a separate local income tax return.

10.	Retirement plan

The Company sponsors a 401(k) plan (“The Plan”) for its employees. Under the Plan, eligible employees can contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The employer match for 2023 was $0.2 million which is included as a component of Selling, general and administrative expense in the consolidated statement of operations.

11.	Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. There were no material accruals for legal proceedings or claims as of December 31, 2023.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

12.	Subsequent events

On January 9, 2024, the Company obtained a mortgage loan of $6.2 million from Climate First Bank for purposes of its acquisition of property in Orlando, Florida for a new headquarters for FCG. The property, consisting of approximately 9.59 acres and a 53,600 square foot office building, was purchased from Valencia Community College in Orlando, Florida for $10.3 million. The mortgage loan, which is prepayable without penalty, has an 8.75% interest rate for the first five years with an initial 18-month interest only period. The interest rate resets to the five-year US Treasury plus 275 basis points after five years and shall remain fixed until the end of the term on January 9, 2034.

On January 18, 2024, Falcon’s Treehouse, a subsidiary of the Company, and QIC entered into a Consultancy Services Agreement (the “Services Agreement”), pursuant to which, among other things, Falcon’s Treehouse agreed to provide certain design, technological and construction services related to the design and development of one theme park. The Services Agreement has a total contract value of up to approximately $83.1 million. The Services Agreement is expected to conclude between January 7, 2026, and July 24, 2027.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FALCON’S BEYOND GLOBAL, INC.

Dated: April 29, 2024
	By:	/s/ Cecil D. Magpuri
	Name:	Cecil D. Magpuri
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of each of Cecil D. Magpuri and Joanne Merrill, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Cecil D. Magpuri	Chief Executive Officer and Director	April 29, 2024
Cecil D. Magpuri	(Principal Executive Officer)

/s/ Joanne Merrill	Chief Financial Officer	April 29, 2024
Joanne Merrill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Demerau	Executive Chairman and Director	April 29, 2024
Scott Demerau

/s/ Jarrett T. Bostwick	Director	April 29, 2024
Jarrett T. Bostwick

/s/ Simon Philips	Director	April 29, 2024
Simon Philips

/s/ Sandy Beall	Director	April 29, 2024
Sandy Beall

/s/ Doug Jacob	Director	April 29, 2024
Doug Jacob