Form 10-Q
period 2024-03-31
Falcon's Beyond Global, Inc.
filed 2024-05-16
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 16, 2024, a total of 11,504,248 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 113,409,117 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

FALCON’S BEYOND GLOBAL, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. The following important factors, risks, and uncertainties could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

●	We may not be able to sustain our growth, effectively manage our anticipated future growth, implement our business strategies or achieve the results we anticipate.

●	The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.

●	Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and holders of our securities could suffer a total loss of their investment.

●	We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

●	Following the closure of Katmandu Park DR, our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

●	Our growth plans in FCG may take longer than anticipated or may not be successful.

●	Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

●	Anticipated synergies across our three business lines may not create the diversified revenue streams that we believe they will.

●	A significant portion of FCG’s revenue is derived from one large client and any loss of, or decrease in services to, that client could harm FCG’s results of operations.

●	Following the completion of the Strategic Investment, the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.

●	The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

●	We are exposed to risks related to operating in the Kingdom of Saudi Arabia.

●	Our indebtedness and liabilities could limit the cash flow available for our operations, which may adversely affect our financial condition and future financial results. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our businesses.

●	We may expand into new lines of business in our FBB division and may face risks associated with such expansion.

●	We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

●	In certain jurisdictions into which we are currently contemplating expanding, we will rely on strategic relationships with local partners in order to be able to offer and market our products and services. If we cannot establish and maintain these relationships, our business, financial condition and results of operations could be adversely affected.

●	We are dependent on the continued contributions of our senior management and other key employees, and the loss of any of whom could adversely affect our business, operating results, and financial condition.

●	If we are unable to hire, retain, train and motivate qualified personnel and senior management for our businesses and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

●	Failures in, material damage to, or interruptions in our information technology systems, software or websites, and difficulties in updating our systems or software or implementing new systems or software could adversely affect our businesses or operations.

●	Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of services or theft of our assets.

●	Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.

●	Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

●	We are a holding company and our only material asset is our interest in Falcon’s Opco, and accordingly we will generally be dependent upon distributions from Falcon’s Opco to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

●	Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.

●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

●	If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and Falcon’s Opco might be subject to potentially significant tax inefficiencies, and the Company would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

●	As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

●	The Demerau Family is expected to have significant influence over stockholder decisions because of its share ownership.

●	Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 10: Commitments and Contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

	(Unaudited) As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,050	$672
Accounts receivable, net ($1,794 and $632 related party as of March 31, 2024 and December 31, 2023, respectively)	1,794	696
Other current assets ($2,094 related party as of March 31, 2024)	3,303	1,061
Total current assets	6,147	2,429
Investments and advances to equity method investments	61,292	60,643
Property and equipment, net	22	23
Other non-current assets	322	264
Total assets	$67,783	$63,359

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($1,601 and $1,357 related party as of March 31, 2024 and December 31, 2023, respectively)	$6,524	$3,852
Accrued expenses and other current liabilities ($445 and $475 related party as of March 31, 2024 and December 31, 2023, respectively)	20,741	20,840
Short-term debt ($7,221 related party as of March 31, 2024)	8,471	—
Current portion of long-term debt ($4,899 and $4,878 related party as of March 31, 2024 and December 31, 2023, respectively)	6,660	6,651
Earnout liabilities – current portion	155,331	183,055
Total current liabilities	197,727	214,398
Other long-term payables	5,500	5,500
Long-term debt, net of current portion ($16,952 and $18,897 related party as of March 31, 2024 and December 31, 2023, respectively)	20,476	22,965
Earnout liabilities, net of current portion	214,695	305,586
Warrant liabilities	3,691	3,904
Total liabilities	442,089	552,353

Commitments and contingencies – Note 10

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 9,879,248 issued and outstanding at March 31, 2024 and 500,000,000 shares authorized; 7,871,643 issued and outstanding as of December 31, 2023)	1	1
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 50,034,117 issued and outstanding at March 31, 2024 and 150,000,000 shares authorized; 52,034,117 issued and outstanding as of December 31, 2023)	5	5
Additional paid-in capital	(10,086)	11,699
Accumulated deficit	(51,425)	(68,594)
Accumulated other comprehensive loss	(215)	(216)
Total equity attributable to common stockholders	(61,720)	(57,105)
Non-controlling interests	(312,586)	(431,889)
Total equity	(374,306)	(488,994)
Total liabilities and equity	$67,783	$63,359

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands of U.S. dollars, except share and per share data)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue ($1,516 and $3,498 related party for the three months ended March 31, 2024 and 2023, respectively)	$1,516	$9,194
Operating expenses:
Project design and build expense	—	6,288
Selling, general and administrative expense	6,793	9,749
Transaction expenses	7	—
Credit loss expense ($12 and $254 related party for the three months ended March 31, 2024 and 2023, respectively)	12	254
Research and development expense ($16 and $0 related party for the three months ended March 31, 2024 and 2023, respectively)	16	463
Depreciation and amortization expense	1	1,342
Total operating expenses	6,829	18,096
Loss from operations	(5,313)	(8,902)
Share of gain (loss) from equity method investments	1,154	(1,279)
Interest expense ($(205) and $(204) related party for the three months ended March 31, 2024 and 2023, respectively)	(269)	(271)
Interest income	3	—
Change in fair value of warrant liabilities	208	—
Change in fair value of earnout liabilities	118,615	—
Foreign exchange transaction gain (loss)	(375)	599
Net income (loss) before taxes	$114,023	$(9,853)
Income tax benefit	1	3
Net income (loss)	$114,024	$(9,850)
Net income attributable to noncontrolling interest	96,855	—
Net income attributable to common stockholders	17,169	—

Net income (loss) per share, basic	1.90	n/a
Net income (loss) per share, diluted	1.53	n/a
Weighted average shares outstanding, basic	9,021,520	n/a
Weighted average shares outstanding, diluted	9,209,020	n/a

Comprehensive income (loss):
Net income (loss)	$114,024	$(9,850)
Foreign currency translation gain	4	283
Total comprehensive income (loss)	$114,028	$(9,567)
Comprehensive income attributable to noncontrolling interest	96,858	n/a
Comprehensive income attributable to common stockholders	$17,170	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of U.S. dollars)

	Three months	Three months
	ended March 31,	ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	114,024	(9,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1	1,342
Deferred loss on sales to equity method investments	—	185
Foreign exchange transaction loss (gain)	375	(607)
Share of (gain) loss from equity method investments	(1,154)	1,279
Loss on sale of equipment	2	—
Change in deferred tax asset	—	(3)
Credit loss expense ($12 and $254 related party for the three months ended March 31, 2024 and 2023, respectively)	12	254
Change in fair value of earnouts	(118,615)	—
Change in fair value of warrants	(208)	—
Share based compensation expense	346	—
Changes in assets and liabilities:
Accounts receivable, net ($(1,174) and $(1,428) related party for the three months ended March 31, 2024 and 2023, respectively)	(1,133)	(845)
Other current assets	73	(89)
Inventories	—	(107)
Contract assets ($0 and $(334) related party for the three months ended March 31, 2024 and 2023, respectively)	—	(2,215)
Capitalization of ride media content	—	(60)
Deferred transaction costs	—	(465)
Long term receivable – related party	—	(1,227)
Other non-current assets	(58)	26
Accounts payable ($241 related party for the three months ended March 31, 2024)	2,669	1,794
Accrued expenses and other current liabilities ($33 and $448 related party for the three months ended March 31, 2024 and 2023, respectively)	(102)	3,791
Contract liabilities ($0 and $(123) related party for the three months ended March 31, 2024 and 2023, respectively)	—	299
Net cash used in operating activities	(3,768)	(6,498)
Cash flows from investing activities		—
Purchase of property and equipment	(4)	(133)
Short-term advances to affiliates	(2,094)	—
Proceeds from sale of equipment	2	—
Net cash used in investing activities	(2,096)	(133)
Cash flows from financing activities
Principal payment on finance lease obligation	—	(40)
Proceeds from debt – related party	7,221	—
Proceeds from debt – third party	1,250	—
Repayment of debt – related party	(1,182)	(222)
Repayment of debt – third party	(427)	(416)
Proceeds from related party credit facilities	4,650	3,000
Repayment of related party credit facilities	(5,392)	(2,500)
Proceeds from exercised warrants	111	—
Net cash provided by (used in) financing activities	6,231	(178)
Net increase (decrease) in cash and cash equivalents	367	(6,809)
Foreign exchange impact on cash	11	(6)
Cash and cash equivalents – beginning of period	672	8,366
Cash and cash equivalents at end of year	1,050	1,551
Supplemental disclosures:
Cash paid for interest	207	456
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (all operating lease assets and liabilities have been deconsolidated as of July 27, 2023)	—	514
Conversion of warrants to common shares, Class A	7,137	—
Conversion of Class B Common Stock to Class A Common Stock	14,733	—

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY (UNAUDITED)
(in thousands of U.S. dollars, except unit and share data)

	Units	Members’ capital	Accumulated deficit	Accumulated other comprehensive loss	Members’ equity
December 31, 2022	54,483,789	$94,201	$(24,147)	$(1,690)	$68,364
Net loss			(9,850)		(9,850)
Foreign currency translation gain				283	283
March 31, 2023	54,483,789	$94,201	$(33,997)	$(1,407)	$58,797

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Non- Controlling	Total
	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	equity
December 31, 2023	7,871,643	$1	52,034,117	$5	$11,699	$(216)	$(68,594)	$(57,105)	$(431,889)	$(488,994)
Conversion of Warrants to Common Shares	7,605				(7,137)			(7,137)	7,230	93
Conversion of Class B Common Stock to Class A Common Stock	2,000,000		(2,000,000)		(14,733)			(14,733)	14,733	-
Stock compensation expense					85			85	482	567
Net income							17,169	17,169	96,855	114,024
Foreign currency translation gain						1		1	3	4
March 31, 2024	9,879,248	$1	50,034,117	$5	(10,086)	(215)	(51,425)	(61,720)	(312,586)	(374,306)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands of U.S. dollars, unless otherwise stated)

1.	Description of business and basis of presentation

Merger with FAST II

Falcon’s Beyond Global, Inc., a Delaware corporation (“Pubco”, “FBG”, or the “Company”), entered into a Plan of Merger, dated as of January 31, 2023 (the “Merger Agreement”), by and among Pubco, FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), Falcon’s Beyond Global, LLC, a Florida limited liability company that has since redomesticated as a Delaware limited liability company (“Falcon’s Opco”), and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Merger Sub”).

On October 5, 2023 FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and on October 6, 2023 Merger Sub merged with and into Falcon’s Opco (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon’s Opco as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in Falcon’s Opco were held by Pubco and certain holders of the limited liability company units of Falcon’s Opco outstanding as of immediately prior to the Business Combination.

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled at March 31, 2024. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. Costs incurred in excess of the gross proceeds are recorded in profit or loss.

Nature of Operations

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. We believe the complementary strengths of our business divisions facilitates invaluable insights and streamlined growth. The Company has three business divisions, which are conducted through five operating segments. Our three business lines feed into each other to accelerate our growth strategy: (i) Falcon’s Creative Group, LLC (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) Falcon’s Beyond Destinations develops a diverse range of entertainment experiences using both owned and third party licensed intellectual property, consisting of Producciones de Parques, S.L. (“PDP”), Sierra Parima (Sierra Parima’s Katmandu Park in Punta Cana, Dominican Republic (“Katmandu Park DR”) was closed to visitors on March 7, 2024, see Note 4 – Investments and advances to equity method investments, section “Full Impairment of Investment in Sierra Parima”), and Destination Operations, develops a diverse range of entertainment experiences using both Company owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) Falcon’s Beyond Brands brings brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

Basis of presentation

The Business Combination was accounted for similar to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Following the closing of the Business Combination, Falcon’s Opco’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continue to collectively have a controlling interest of Pubco. As the Business Combination represents a common control transaction from an accounting perspective, the Business Combination was treated similar to a reverse recapitalization. As there was no change in control, Falcon’s Opco has been determined to be the accounting acquirer and Pubco was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Falcon’s Opco issuing stock for the net assets of Pubco, accompanied by a recapitalization. The net assets of Pubco were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination are those of Falcon’s Opco.

Falcon’s Opco was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), Falcon’s Treehouse, LLC and its subsidiaries (“Treehouse”) and Falcon’s Treehouse National, LLC (“National”). On April 30, 2021, The Magpuri Revocable Trust, owners of Treehouse and National, and Katmandu Collections, LLLP, (“Collections”) owners of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust contributed 100% of its ownership interests in Treehouse and National in exchange for 33.33% of the membership interests of Falcon’s Opco, and Collections contributed 100% of its ownership in Katmandu in exchange for 66.67% of the membership interests of Falcon’s Opco. In June 2022, Katmandu Collections, LLLP was renamed Infinite Acquisitions, LLLP and subsequently renamed Infinite Acquisitions Partners LLP (“Infinite Acquisitions”).

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s Annual Report. Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20.0% and no representation on the investee’s board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. All significant inter-company transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in the unaudited condensed consolidated financial statements.

The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive loss.

A reclassification of the credit loss expense of $0.3 million from selling, general and administrative expense to a separate financial statement line item within the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023 was performed to conform to the current period presentation.

Principles of Consolidation

The non-controlling interest represents the membership interest in Falcon’s Opco held by holders other than the Company.

The results of operations attributable to the non-controlling interests are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss), and the non-controlling interests are reported as a separate component of equity.

The Company consolidates the assets, liabilities and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $5.3 million for the three months ended March 31, 2024, accumulated deficit attributable to common stockholders of $51.4 million as of March 31, 2024, and negative cash flows from operating activities of $3.8 million for the three months ended March 31, 2024. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 10 – Commitments and contingencies. On July 27, 2023, Falcon’s Creative Group, LLC, a wholly owned subsidiary of the Company, received a net closing payment from Qiddiya Investment Company (“QIC”), on behalf QIC Delaware, Inc., of $17.5 million ($18.0 million payment, net of $0.5 million in reimbursements relating to due diligence fees incurred by Qiddiya.). In April 2024, QIC released the remaining $12.0 million investment into FCG pursuant to the terms of the Subscription Agreement upon the establishment of an employee retention and attraction incentive program. The funds are to be used exclusively by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders and third parties, and the Company is reliant upon its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of March 31, 2024, the Company has incurred material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to its Form S-4 and other filings. The Company has a working capital deficiency of ($191.6) million (inclusive of the $155.3 million Earnout liability – current portion to be settled in shares) as of March 31, 2024. Additionally, the Company has $15.1 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. See Note 17– Subsequent events. There can be no assurance that the additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date these unaudited condensed consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

QIC, as the holder of the preferred units of FCG, has priority with respect to any distributions by FCG, to the extent there is cash available. Under the LLCA, such distributions are payable (i) first, to QIC until the holders’ preferred return is reduced to zero, (ii) second, to QIC until the investment amount is reduced to zero, (iii) third, to the Company until it has received an amount equal to the amount paid to QIC, and (iv) fourth, to QIC and the Company on a pro-rata basis of 25% and 75%, respectively.

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, as of July 27, 2023 the Company does not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements.

After July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet as of December 31, 2023.

See Note 4– Investments and advances to equity method investments for the Company’s recognition of its retained investment in FCG. The Company’s retained interest in FCG will continue to be presented separately as a reportable segment in Note 11– Segment Information.

2.	Summary of significant accounting policies

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of Cash and cash equivalents and Accounts receivable. The Company places its Cash and cash equivalents with financial institutions of high credit quality. At times, such amounts exceed federally insured limits. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. As of July 27, 2023 FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation and Note 4– Investments and advances to equity method investments. FCG revenue continues to depend on one customer, QIC. FCG had one customer with revenues greater than 10% of total revenue, approximately $14.7 million for the three months ended March 31, 2024.

The Company had one customer with revenues greater than 10% of total revenue, approximately $1.5 million for the three months ended March 31, 2024. Accounts receivable, net balances with this one customer totaled $1.8 million (100% of total Accounts receivable, net) as of March 31, 2024. The Company had two customers with revenue greater than 10% of total revenue, approximately $5.4 million for one customer and $3.2 million for the second customer, for the three months ended March 31, 2023.

Recently issued accounting standards

New accounting standards adopted during the quarter ended March 31, 2024

None.

Recently issued accounting standards not yet adopted as of March 31, 2024

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, “Scope Application of Profits Interest and Similar Awards”. This ASU demonstrates how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update related to the scope application issue apply to all reporting entities that account for profits interest awards as compensation to employees or non-employees in return for goods or services. For public business entities, this ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of this update on the Company’s financial statements.

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the effect of this update on the Company’s financial statements.

3.	Revenue

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated statements of operations and comprehensive income (loss) therefore does not include activity related to FCG after deconsolidation during the three months ended March 31, 2024, and include three months of activity related to FCG prior to deconsolidation during the three months ended March 31, 2023. After July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s unaudited condensed consolidated balance sheet. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation. See total revenues of Falcon’s Creative Group, LLC under Note 4 – Investments and advances to equity method investments.

Disaggregated components of revenue for the Company for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Services transferred over time:
Design and project management services	$—	$5,916
Media production services	—	75
Attraction hardware and turnkey sales	—	1,874
Other	1,516	—
Total revenue from services transferred over time	$1,516	$7,865
Services transferred at a point in time:
Digital media licenses	—	1,329
Total revenue from services transferred at a point in time	$—	$1,329
Total revenue	$1,516	$9,194

In March 2023, the Company licensed the right to use Ride Media Content to Sierra Parima. See Note 7– Related party transactions for further discussion. After the deconsolidation of FCG, the Company recognizes related party revenue for corporate shared service support provided to FCG. Total related party revenues from services provided to our equity method investments were $1.5 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $1.5 million revenue related to intercompany services provided to FCG for the three months ended March 31, 2024.

The following tables present the components of our Accounts receivable, net:

	As of
	March 31, 2024	December 31, 2023
Related party	$1,794	$632
Other	—	64
Total	$1,794	$696

There was no revenue recognized for the three months ended March 31, 2024 that was included in the contract liability balance as of December 31, 2023. Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $1.1 million.

Geographic information

The Company has contracts with customers located in the United States, Caribbean, Saudi Arabia, Hong Kong, and Spain. The following table presents revenues based on the geographic location of the Company’s customer contracts:

	Three months ended March 31,
	2024	2023
Saudi Arabia	$—	$5,621
Caribbean	—	3,357
USA	1,516	74
Hong Kong	—	126
Other	—	16
Total revenue	$1,516	$9,194

Destinations Operations

The Company had no Destinations Operations revenue during the three months ended March 31, 2024 and 2023.

4.	Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)	Falcon’s Creative Group

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation for a discussion of the terms of the Strategic Investment which required the deconsolidation of FCG. As of July 27, 2023, the Company recorded the investment in FCG at fair value, which was determined to be $39.1 million.

As described in Note 1, the LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. As a result, QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount and any losses not absorbed by QIC are fully allocated to the Company. The Company will recognize 100% of the income related to its equity method investment in FCG based on the terms of the LLCA, and will continue to recognize 100% of gains or (losses) until the equity accounts are split 25% : 75%.

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

Sierra Parima is an equity method investment with Meliá Group for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. Sierra Parima had one theme park in Punta Cana in the Dominican Republic, the Katmandu Park DR. The Company has concluded that Sierra Parima is a variable interest entity (“VIE”), that the Company does not have the power to direct the activities that most significantly impact the economic performance of Sierra Parima, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Sierra Parima and accounts for the investment as an equity method investment.

Full Impairment of Investment in Sierra Parima

Katmandu Park DR completed construction and opened to visitors in early 2023. Although various operational challenges encountered upon opening were resolved, Katmandu Park DR visitor levels were below management’s expectations. Melia and the Company jointly decided to wind down operations and are evaluating avenues for potential liquidation or sale of the property. On March 7, 2024, Katmandu Park DR was closed to visitors.

As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima using probability weighted scenarios assigned to discounted future cash flows. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero.

There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of March 31, 2024. Any future capital fundings will be discretionary.

iv)	Karnival

On November 2, 2021, the Company entered into a joint venture agreement to acquire a 50% interest in Karnival TP-AQ Holdings Limited (“Karnival”), a joint venture established with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partner are committed to funding non-interest-bearing advances of $9 million (HKD 69.7 million) each, over a three-year period. As of March 31, 2024, the Company had funded $6.6 million (HKD 51.0 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of March 31, 2024.

Investments and advances to equity method investments as of March 31, 2024 and December 31, 2023 consisted of the following:

	As of
	March 31, 2024	December 31, 2023
FCG	$31,463	$30,930
PDP	22,899	22,870
Karnival	6,930	6,843
	$61,292	$60,643

The Company’s share of gain or (loss) from equity method investments for the three months ended March 31, 2024, and 2023 comprised of:

	Three months ended March 31,
	2024	2023
FCG(1)	$533	$-
PDP	534	91
Sierra Parima	-	(1,372)
Karnival	87	2
	$1,154	$(1,279)

(1)	The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of the income related to its equity method investment in FCG based on the terms of the LLCA, and will continue to recognize 100% of gains or (losses) until the split in equity accounts becomes 25% : 75%.

The following tables provide summarized balance sheet information for the Company’s equity method investments:

	As of March 31, 2024
	FCG	PDP	Karnival
Current assets	$17,326	$10,330	$16,358
Non-current assets	29,630	84,704	1,822
Current liabilities	12,776	14,804	17,412
Non-current liabilities	9,247	34,435	-

	As of December 31, 2023
	FCG	PDP	Sierra Parima	Karnival
Current assets	$12,575	$8,283	$2,697	$16,030
Non-current assets	19,730	87,280	18,714	1,805
Current liabilities	7,375	14,048	62,070	(17,250)
Non-current liabilities	1,801	35,777	9,973	—

The following tables provide summarized related party balances of FCG, Sierra Parima and PDP:

	As of March 31, 2024
	FCG	PDP
Assets	$2,420	$946
Liabilities	3,914	1,867

	As of December 31, 2023
	PDP	FCG	Sierra Parima
Assets	$2,288	$7,503	$2,230
Liabilities	1,685	3,384	57,438

The following tables provide summarized statements of operations for the Company’s equity method investments:

	Three months ended March 31, 2024
	FCG(1)	PDP
Total revenues	$14,927	$7,455
Income from operations	1,579	1,330
Net income	1,803	954

(1)	The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of net income, less 9% preferred return to QIC and amortization of the basis difference of deconsolidation of FCG. There were adjustments of $(1.3) million comprised of $(0.5) million in accretion of preference dividend and fees, and $(0.8) million in amortization of basis difference, which further reduced the share of FCG income recorded to $0.5 million. The Company will continue to recognize 100% of gains or (losses) in their investment in FCG based on the terms of the LLCA, and until the split in equity accounts becomes 25% : 75%.

	Three months ended March 31, 2023
	PDP	Sierra Parima
Total revenues	$6,342	$234
Income (loss) from operations	505	(2,736)
Net income (loss)	182	(2,744)

The results of operations for Karnival for the three months ended March 31, 2024 and 2023 were not material for the periods presented and, as such, not included in the tables above. As of December 31, 2023, the equity investment in Sierra Parima was deemed to be other-than-temporarily impaired, and therefore, not included in the table above. See “Full Impairment of Investment in Sierra Parima” above.

The following table provides FCG and PDP’s summarized related party activity for the three months ended March 31, 2024:

	Three months ended March 31, 2024
	FCG(1)	PDP
Total revenues	$14,756	$21
Total expenses	82	992

(1)	The summarized results of FCG disclosed above are subsequent to FCG’s deconsolidation on July 27, 2023.

The following table provides Sierra Parima and PDP’s summarized related party activity for the three months ended March 31, 2023:

	Three months ended March 31, 2023
	PDP	Sierra Parima
Total revenues	$5	$122
Total expenses	859	423

5.	Accrued expenses and other current liabilities

The Company’s Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2024	December 31, 2023
Audit and professional fees	$17,294	$17,605
Excise tax payable on FAST II stock redemptions	2,211	2,211
Accrued payroll and related expenses	654	592
Accrued interest	63	9
Project-related accruals	50	—
Other	469	423
	$20,741	$20,840

Accrued expenses and other current liabilities with related parties were $0.4 million and $0.5 million as of March 31, 2024 and December 31, 2023 respectively.

6.	Long-term debt and borrowing arrangements

The Company’s indebtedness as of March 31, 2024 and December 31, 2023 consisted of the following:

	As of March 31, 2024		As of December 31, 2023
	Amount	Interest Rate	Amount	Interest Rate
$10 million revolving credit arrangement – related party (due December 2026)	$6,086	2.75%	$6,828	2.75%
€1.5 million term loan (due April 2026)	857	1.70%	980	1.70%
$12.785 million term loan – related party (due December 2026)	8,938	2.75%	9,697	2.75%
€7 million term loan (due April 2027)	4,428	6.00%	4,861	6.00%
$7.25 million term loan – related party (due December 2027)	6,827	3.75%	7,250	3.75%
$1.25 million term loan – (due March 31, 2025)	1,250	8.88%	—	—
$7.22 million term loan – related party (due March 31, 2025)	7,221	8.88%	—	—
	35,607		29,616
Less: Current portion of long-term debt and short-term debt	15,131		6,651
	$20,476		$22,965

As of March 31, 2024, the remaining commitment available under the Company’s related party revolving credit arrangements was the following:

Available Capacity
$10 million revolving credit arrangement (due December 2026)	$3,914
$3,914

$10 million revolving credit arrangement

In December 2021, the Company entered into a $10.0 million revolving credit arrangement with Collections (now known as Infinite Acquisitions). This arrangement, which is subject to an annual fixed interest rate of 2.75%, matures in December 2026.

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

$1.25 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $1.25 million term loan with Universal Kat Holdings, LLC. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears.

$7.221 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears.

7.	Related party transactions

Other current assets

As of March 31, 2024, the Company made short-term advances of $2.1 million to FCG. The balance was repaid in full in April 2024.

Related party notes

In January 2023, the Company loaned $2.5 million to Infinite Acquisitions for 20 days. The Company received interest income at 2.75% during this 20-day period. Interest income from this short-term related party advance was less than $0.1 million.

Accrued expenses and other current liabilities

The Company has a short-term advance from PDP to Fun Stuff, S.L., a wholly-owned subsidiary of Falcon’s Opco (“Fun Stuff”) for $0.4 million issued in 2022, which is repayable within one year and non-interest bearing. As of March 31, 2024, the amount remained payable to PDP.

Long-term debt

The Company has various long-term debt instruments with Infinite Acquisitions with accrued interest of $0.1 million and $0.0 million as of March 31, 2024 and December 31, 2023, respectively related to these loans. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Services provided to equity method investments

FCG has been contracted for various design, master planning, attraction design, hardware sales and commercial services for themed entertainment offerings by the Company’s equity method investments. As of July 27, 2023 FCG has been deconsolidated and is also now accounted for as an equity method investment. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation. Destinations Operations recognizes management and incentive fees from the Company’s equity method investments. No revenue was recognized during the three months ended March 31, 2024 and 2023 due to the seasonality of the business.

Intercompany Services Agreement between FCG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 – Description of business and basis of presentation, the Intercompany Services Agreement was established between FCG and the Company. Accounts receivable balances due from FCG to the Company of $1.8 million and $0.6 million are outstanding under this Intercompany Service Agreement as of March 31, 2024 and December 31, 2023, respectively. The Company recognized $1.5 million revenue related to services provided to FCG for the three months ended March 31, 2024. See Note 3 – Revenue.

FCG also provides marketing, R&D, and other services to FBG. The Company currently owes less than $0.2 million to FCG related to these services as of March 31, 2024, and less than $0.1 million as of December 31, 2023. The Company has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. The Company has $1.1 million and $0.6 million in accounts receivable from FCG related to these reimbursable costs as of March 31, 2024 and December 31, 2023, respectively.

Digital media license revenue and related receivable with equity method investment

During March 2023, the Company licensed the right to use digital ride media content to Sierra Parima. The Company recognized digital media license revenue of $1.3 million for the three months ended March 31, 2023.

On March 7, 2024, Sierra Parima’s Katmandu Park DR was closed to visitors. Development plans for future parks, where this digital media license would have been deployed, have been deferred indefinitely, and the Company does not expect any future revenue from this digital media license in the near term.

Advance to Meliá Group

In January 2022, the Company advanced $0.5 million to Meliá Group to be used by Meliá as an earnest money deposit for a potential land acquisition in Playa del Carmen intended for the site of a future hotel and entertainment development. The advance is non-interest bearing and has been classified in Other current assets as of March 31, 2024 and as of December 31, 2023.

Subscription agreement with Infinite Acquisitions

On October 4, 2023, in connection with the Business Combination, Infinite Acquisitions irrevocably committed to fund an additional approximately $12.8 million to the Company by December 31, 2023 for a total financing from Infinite Acquisition of $80.0 million. As of March 31, 2024, Infinite Acquisitions has not met its commitment.

$7.221 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC, a greater than 10% shareholder of the Company. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears.

8.	Income taxes

The tax provisions for the three months ended March 31, 2024 and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% and 0.03% for the three months ended March 31, 2024 and 2023, respectively.

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax benefit of less than $0.1 million for the three months ended March 31, 2024 and March 31, 2023. During the three months ended March 31, 2023 the Company had a valuation allowance only against its deferred tax assets in Spain.

9.	Tax Receivable Agreement

On October 6, 2023,  the partners of Falcon’s Opco at the time of the Acquisition Merger (“Exchange TRA Holders”), along with the Company (collectively the “TRA Holders”), entered into a Tax Receivable Agreement with Falcon’s Opco that provides for the payment by Falcon’s Opco to the TRA Holders of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by Falcon’s Opco or exchanges, or deemed exchanges in certain circumstances, of common units of Falcon’s Opco for the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement (the “TRA Payment”).

During the three months ended March 31, 2024, 2.0 million common units of Falcon’s Opco and an equal number of shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were exchanged for 2.0 million shares of Class A Common Stock of the Company. During the three Months ended March 31, 2024, the Company did not recognize an increase to its net deferred tax assets due to the full valuation allowance. As a result of the exchanges during the quarter the Company did not recognize an increase to its net deferred tax assets.

10.	Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, the Company was served with a complaint (the “Guggenheim Complaint”) on March 27, 2024 in which Guggenheim Securities, LLC (“Guggenheim”) alleges breach of a contract with Guggenheim. Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination which was consummated on October 6, 2023. As part of the Company’s accounting for transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to a contract with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2024 and December 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — As of January 1, 2024 the Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025.. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2025 onward.

As of March 31, 2024 the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million). However, the Company does not currently have the liquidity to fund such amounts and the ability to do so in the future is contingent upon securing additional financing or capital raises. See Note 1 – Description of business and basis of presentation.

11.	Segment information

The Company has five operating segments, Falcon’s Creative Group, PDP, Sierra Parima, Destinations Operations and Falcon’s Beyond Brands, all of which are reportable segments. The Company’s Chief Operating Decision Makers are its Executive Chairman and Chief Executive Officer, who review financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate expenses which include payroll and related benefits for executive, accounting, finance, marketing, human resources, legal and information technology support services, audit, tax corporate legal expenses are presented as Unallocated corporate overhead as a reconciling item between total income (losses) from reportable segments and the Company’s unaudited condensed consolidated financial statement results.

Falcon’s Creative Group provides master planning, media, interactive and audio production, project management, experiential technology and attraction hardware development services and attraction hardware sales on a work-for-hire model. Pursuant to the Subscription Agreement, Falcon’s Creative Group is now deconsolidated effective July 27, 2023, and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. The operating segment still remains a reportable segment for the Company. See Deconsolidation of Falcon’s Creative Group, LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments.

The Company’s equity method investments, PDP and Sierra Parima (before Katmandu Park DR was closed to visitors on March 7, 2024), develop, own and operate hotels, theme parks and retail, dining and entertainment venues. See Note 4 – Investment and advances to equity method investments. Destinations Operations provides development and management services for themed entertainment to PDP, Sierra Parima and new development opportunities. The Company collectively refers to the Destination Operations, PDP and Sierra Parima as Falcon’s Beyond Destinations.

Reportable segments’ measure of profit and loss is earnings before interest, taxes, foreign exchange gain (loss), impairments, depreciation and amortization and change in fair values in warrant and earnout liabilities. See Note 7 – Related party transactions for transactions between the Company’s wholly-owned businesses and equity method investments.

	Three months ended March 31, 2024
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$—	$(2)	$—	$—	$—	$—	$1,518	$1,516
Share of gain or (loss) from equity method investments, excluding impairments	533	87	534	—	—	—	—	1,154
Segment income (loss) from operations	533	(414)	534	—	(663)	—	(4,148)	(4,158)
Depreciation and amortization expense								(1)
Gain (loss) of sale of assets								(2)
Share of equity method investee’s impairment of fixed assets								—
Interest expense								(269)
Interest income								3
Change in fair value of warrant liabilities								208
Change in fair value of earnout liabilities								118,615
Foreign exchange transaction gains (losses)								(373)
Income tax benefit								1
Net loss								$114,024

	Three months ended March 31, 2023
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$8,002	$—	$—	$—	$1,477	$(285)	$—	$9,194
Share of gain or (loss) from equity method investments	—	2	91	(1,372)	—	—	—	(1,279)
Segment income (loss) from operations	(413)	(547)	91	(1,372)	129	(226)	(6,501)	(8,839)
Depreciation and amortization expense								(1,342)
Interest expense								(271)
Foreign exchange transaction gain (loss)								599
Income tax benefit								3
Net loss								$(9,850)

12.	Fair value measurement

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$3,691	$	$-	$3,691
Earnout liabilities	-		370,026	370,026
	$3,691	$	$370,026	$373,717

	December 31, 2023
	Level 1	Level 2	Level 3		Total
Liabilities:
Warrant liabilities	$3,904	$	$		$3,904
Earnout liabilities				488,641	488,641
	$3,904	$		$488,641	$492,545

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. The earnouts based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as the earnouts based on the Company’s stock price have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue and EBITDA forecasts as well as the assumptions listed in the tables below. The fair value measurement associated with the earnout liability is highly sensitive to changes in stock price and forecasted amounts for revenue through 2024. Any changes to stock price and forecasted revenues in 2024 will result in remeasurement of the earnout liability and could result in material gains or losses being recognized in the statement of operations and comprehensive income (loss).

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts. The Company estimated a 0% expected dividend yield as of March 31, 2024, based on the fact that prior to the Business Combination, the Company had never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

The following table presents the unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets:

Amount
Current stock price	10.25
Earnout period – beginning	7/1/2023
Earnout period – end	12/31/2024
Equity volatility, EBITDA volatility	25.0%
Operational leverage ratio	65.00%
Revenue volatility	10.00%
Revenue/stock price correlation	45.00%
EBITDA/stock price correlation	35.00%
Revenue discount rate	9.37%
Dividend yield	0.00%

The following table presents the unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price:

Amount
Term (years)	5.5
Volatility	40.00%
Risk-free rate	4.16%
Dividend yield	0.00%
Current stock price	10.25

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Earnout Liabilities
Balance as of December 31, 2023	$488,641
Issuances	-
Change in fair value	(118,615)
Balance as of March 31, 2024	$370,026

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

13.	Equity and net loss per share

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

Common Stock

The rights of the holders of Class A Common Stock and Class B Common Stock have various terms, as follows:

Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Shares of Class B Common Stock carry the same voting rights as shares of Class A Common Stock but have no economic terms. Class B Common Stock is exchangeable, along with common units of Falcon’s Opco, into Class A Common Stock.

Preferred Stock

There are no outstanding shares of preferred stock as of March 31, 2024 or December 31, 2023.

The weighted average units outstanding for the three months ended March 31, 2024 used to determine the Company’s Net income per share reflects the following:

(amounts in thousands, except number of shares and amount per share)	For the period from December 31, 2023 to March 31, 2024
Numerator:
Net income	$114,024
Net income attributable to noncontrolling interests	$96,855
Net income available to Class A common stockholders	$17,169

Adjustment for dilutive earn out units at Falcon’s Beyond Global, LLC	$(3,083)

Dilutive net income attributable to Class A common stockholders	$14,086

Denominator:
Weighted average Class A common stock outstanding – basic	9,021,520

Adjustment for dilutive Class A earnout shares	187,500

Weighted average Class A common stock outstanding – diluted	9,209,020

Net income per Class A common share – basic:	1.90
Net income per Class A common share – diluted:	1.53

The Company applies the treasury stock method to the Warrants and restricted stock units (“RSUs”), the contingently issuable shares method to the Earnout shares, and the if-converted method for the Exchangeable noncontrolling interests, if dilutive. The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

For the period from December 31, 2023 to March 31, 2024
Class A earnout shares	1,750,000
Class B earnout shares	68,250,000
Warrants to purchase common stock	5,198,420
RSUs	931,437

14.	Stock warrants

As of March 31, 2024, there are 5,380,360 warrants outstanding. 7,349 warrants were converted into Class A Common Stock during the three months ended March 31, 2024. The warrants do not meet the criteria for equity treatment under ASC 815. As such, the warrants are classified as liabilities and are adjusted to fair value at the end of each reporting period.

The Company remeasures the fair value of the warrants based on their quoted market price. For the three months ended March 31, 2024, the Company recognized $0.2 million of gain related to the change in fair value of warrant liabilities, which is recognized in Change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2024:

Year of Issue	Number of Shares Issuable	Exercise Price	Expiration Date	Classification
2023	5,380,360	$11.50	Oct-2028	Liability

15.	Earnouts

At the closing of the Business Combination, the Company issued 1,937,500 Earnout Shares in the form of Class A Common Stock and 75,562,500 Earnout Shares in the form of Class B Common Stock. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement.

Earnout Shares were deposited into escrow at the Closing and will be earned, released and delivered upon satisfaction of certain milestones related to the EBITDA of the Company and the gross revenue of the Company during periods between July 1, 2023 and December 31, 2024 and the volume weighted average closing sale price of the Company’s shares of Class A Common Stock during the five-year period beginning on the one-year anniversary of the Acquisition Merger and ending on the six-year anniversary of the Acquisition Merger.

The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the earnout liability was $370.0 million and $488.6 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, the Company recognized $118.6 million of gain related to the change in fair value of earnout liabilities included in Change in fair value of earnout liabilities in the unaudited condensed consolidated statement of operations and comprehensive income (loss). See Note 12 – Fair value measurement.

16.	Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 931,437 RSUs are registered. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

Restricted Stock Units
Nonvested at January 1, 2024	939,330
Granted	-
Forfeited	7,893
Vested	-
Nonvested at March 31, 2024	931,437
Vested at March 31, 2024	-

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

Vesting Date	RSU Vested (% of total)
December 21, 2024	15.0%
December 21, 2025	17.5%
December 21, 2026	20.0%
December 21, 2027	22.5%
December 21, 2028	25.0%

The Company elected the straight-line attribution method to account for the compensation cost over the five-year requisite service period for the entire award, as long as the participant continues to provide service to the Company. Forfeitures are accounted for at the time the forfeiture occurs.

The Company recognized stock-based compensation expense of $0.3 million for the three months ended March 31, 2024, which is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.2 million compensation cost for RSU’s granted to FCG employees is recognized as a receivable from FCG and does not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

17.	Subsequent events

On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG upon the establishment of the employee retention and attraction incentive program. These funds can be used by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

Subsequent to March 31, 2024, Infinite Acquisitions has loaned an additional $0.2 million to the Company pursuant to the revolving credit arrangement.

On May 10, 2024, shareholders owning Earnout Shares were notified of the Earnout Shares earned and forfeited for the 2023 performance awards, based on the issued Annual Report in the Form 10-K. 187,500 and 312,500 Earnout Shares in the form of Class A Common Stock were earned and forfeited, respectively. 7,312,500 and 12,187,500 Earnout Shares in the form of Class B Common Stock were earned and forfeited, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three months ended March 31, 2024, and 2023, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

The Company operates at the intersection of three potential high-growth business opportunities: content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through five operating segments.

Our business divisions complement each other as we pursue our growth strategy: (i) the Company’s Falcon’s Creative Group division (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) the Company’s Falcon’s Beyond Destinations division (“FBD”), consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), Sierra Parima S.A.S., a joint venture between Falcon’s and Meliá (“Sierra Parima”) (Sierra Parima’s Katmandu Park DR was closed to visitors on March 7, 2024), and Destinations Operations, develops a diverse range of entertainment experiences using both Falcon’s owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) the Company’s Falcon’s Beyond Brands division (“FBB”) endeavors to bring brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

We recently went public and listed our shares on Nasdaq on October 6, 2023 in connection with a Business Combination with FAST Acquisition Corp. II.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the three months ended March 31, 2024 and March 31, 2023.

Overview of FCG

Since July 27, 2023, FCG has been deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. FCG generates a majority of the Company’s consolidated revenue and contract asset and liability balances. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. After deconsolidation, as of July 27, 2023, FCG’s results of operations are included in the Company’s consolidated statement of operations and comprehensive income (loss) as a component of Share of gain (loss) from equity method investments.

On July 27, 2023, pursuant to the Subscription Agreement (the “Subscription Agreement”) by and between FCG and QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), QIC agreed to invest $30.0 million in FCG (the “Strategic Investment”). On July 27, 2023, in connection with the Strategic Investment, FCG received a net closing payment from QIC of $17.5 million (net of $0.5 million in reimbursements). In addition, in March 2024, the Company established the Falcon’s Beyond Global, LLC Long-Term Incentive Plan, effective as of January 1, 2024 (the “Opco Incentive Plan”) to allow Falcon’s Opco to reward certain eligible employees of Falcon’s Opco and its subsidiaries, including FCG. As a result of establishing the Opco Incentive Plan, in April 2024, QIC released the remaining $12.0 million investment into FCG pursuant to the terms of the Subscription Agreement. These funds are to be used exclusively by FCG to fund its operations and growth and cannot be used to satisfy the commitments of other segments.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations, an accumulated deficit, and negative cash flows from operating activities for the three months ended March 31, 2024. Accordingly, as of May 16, 2024, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of March 31, 2024, the Company has incurred material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. The Company has a working capital deficiency of ($36.2) million which excludes non-cash earnout liability balance as of March 31, 2024. Additionally, the Company has $15.1 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Quarterly Report. This Quarterly Report does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

In April 2024, Falcon’s Opco entered into a term loan agreement with Katmandu Ventures, LLC (“Katmandu Ventures”), a greater than 10% shareholder of the Company, pursuant to which Katmandu Ventures made a loan to Falcon’s Opco in the principal amount of approximately $7.2 million, and a term loan agreement with Universal Kat Holdings, LLC (“Universal Kat”) pursuant to which Universal Kat has made a loan to Falcon’s Opco in the principal amount of approximately $1.3 million. Such term loans bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the proceeds of the term loans was used to repay a portion of the outstanding loans under the Infinite Acquisitions revolving credit arrangement.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

The results of operations for the three months ended March 31, 2023 include activity related to FCG prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$1,516	$9,194
Expenses:
Project design and build expense	-	6,288
Selling, general and administrative expense	6,793	9,749
Transaction expenses	7	-
Credit loss expense	12	254
Research and development	16	463
Depreciation and amortization expense	1	1,342
Loss from operations	(5,313)	(8,902)
Share of gain or (loss) from equity method investments	1,154	(1,279)
Interest expense	(269)	(271)
Interest income	3	-
Change in fair value of warrant liabilities	208	-
Change in fair value of earnout liabilities	118,615	-
Foreign exchange transaction gain (loss)	(375)	599
Net loss	$114,023	$(9,853)
Income tax benefit	1	3
Net loss	$114,024	$(9,850)

Revenue

	Three months ended March 31, 2024	Three months ended March 31, 2023
Services transferred over time:
Design and project management services	$-	$5,916
Media production services	-	75
Attraction hardware and turnkey sales	-	1,874
Other	1,516	-
Total revenue from services transferred over time	1,516	7,865
Services transferred at a point in time:
Digital media licenses	-	1,329
Total revenue from services transferred at a point in time	-	1,329
Total revenue	$1,516	$9,194

Revenue decreased by $7.7 million to $1.5 million for the three months ended March 31, 2024, compared to $9.2 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $7.9 million decrease in revenue relating to services provided by FCG during the three-month period ending March 31, 2023 which have since been deconsolidated by FBG. As a result of the deconsolidation, there was a $1.5 million increase in revenue associated with shares services provided by FBG to FCG during the three-month period ending March 31, 2024.

The Company’s investment in FCG is accounted for under the equity method and, as such, FCG project management and design revenue and related expenses are no longer included in the results of operations subsequent to the deconsolidation of FCG on July 27, 2023.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $2.9 million to $6.8 million for the three months ended March 31, 2024, compared to $9.7 million for the three months ended March 31, 2023. The decrease was primarily related to a $4.7 million decrease in audit fees and professional services fees, and the deconsolidation of FCG, partially offset by incremental shared-services headcount to support the expansion of the business and for public company related costs.

Credit loss expense

Credit loss expenses decreased by $ 0.3 million to less than $0.1 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023, which was related to digital media sales to Sierra Parima joint venture. Katmandu Park DR was closed to visitors on March 7, 2024 and all remaining Sierra Parima receivables were written off as credit loss expense during the year ended December 31, 2023. The Katmandu Park DR related receivables accounted for most of the delinquent receivables, therefore the amount of credit loss expense is lower during the three months ended March 31, 2024.

Research and Development

Research and development expense decreased by $0.5 million to less than $0.1 million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023 due to completion of FBB division projects in 2023. There were no FBB research and development projects in the three-month period ended March 31, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1.3 million to less than $0.1 million for the three months ended March 31, 2024, compared to $1.3 million for three months ended March 31, 2023, relating primarily to the amortization of the digital ride media asset of $1.1 million recognized in the three months ended March 31, 2023 when the asset was licensed for use by Sierra Parima. The majority of fixed assets and intangible assets were deconsolidated as part of FCG on July 27, 2023, and the digital ride media asset fully impaired during the year ended December 31, 2023, and therefore depreciation and amortization related to those fixed assets and intangible assets was not included in the three months ended March 31, 2024.

Share of gain or (loss) from equity method investments

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change
PDP	$534	$91	$443
Sierra Parima	-	(1,372)	1,372
Karnival	87	2	85
FCG	533	-	533
Total share of gain or (loss) from equity method investments	$1,154	$(1,279)	$2,433

Share of gain from equity method investments increased by $2.4 million to 1.1 million for the three months ended March 31, 2024, compared to a ($1.3) million loss for the three months ended March 31, 2023. The change in gain or loss from equity method investments was driven by:

●	FCG: Share of net income from FCG was $0.5 million for the three months ended March 31, 2024 which was consolidated by the Company during the three months ended March 31, 2023.

FCG recorded revenues of $14.9 million in the three-month period ended March 31, 2024 representing an increase of $6.9 million or 87% over the corresponding period of 2023 when FCG was fully consolidated by the Company. Operating income of $1.6 million, and net income of $1.8 million were earned during the three months ended March 31, 2024, compared with an operating loss of $1.2 million and net loss of $1.2 million for the corresponding period of 2023.

●	The Company recognizes 100% of net income, 9% preferred return to QIC and amortization of the basis difference of deconsolidation of FCG. There were adjustments of $(1.3) million comprised of $(0.5) million in accretion of preference dividend and fees, and $(0.8) million in amortization of basis difference, which further reduced the share of FCG income recorded to $0.5 million. See Note 4– Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements. Additionally, as previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. The Company recognized $9.8 million in revenue relating to this Dragon Ball consultancy agreement during the three months ended March 31, 2024

●	Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be zero. Therefore, there was no gain or loss recorded during the three months ended March 31, 2024, compared with a $1.4 million share of net loss during the three months ended March 31, 2023. See Note 4– Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	PDP: Share of net income from PDP increased by $0.4 million for the three months ended March 31, 2024, primarily driven by a $1.1 million increase in revenue and a $0.4 million favorable change in derivatives which changed from loss to income, driven by interest rate swaps within the hotel group. These favorable changes were offset by a $0.3 million increase in hotel expenses and a $0.5 million unfavorable change in income taxes, which changed from a benefit to a loss.

●	Karnival: A $0.1 million increase in share of net income from Karnival for three months ended March 31, 2024, primarily driven by interest income.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities was $0.2 million for the three months ended March 31, 2024. The warrant liability relates to the Business Combination which occurred after March 31, 2023, therefore there was no such loss during the three months ended March 31, 2023. Changes in the fair value of warrant liabilities are related primarily to changes in share market price.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $118.6 million for the three months ended March 31, 2024, driven by a decrease in the market price of the Company’s stock between December 31, 2023 and March 31, 2024. The earnout liability relates to the Business Combination which occurred after March 31, 2023, therefore, there was no such loss during the three months ended March 31, 2023. The valuation of performance-based awards, such as earnouts, are sensitive to revenue, EBITDA, and changes in share market price.

Foreign exchange transaction loss

Foreign exchange transaction loss decreased by $1.0 million to ($0.4) million for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to the unrealized foreign exchange gain (loss) on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the quarter ended March 31, 2024 and weakened against the Euro during the quarter ended March 31, 2023.

Income tax

Income tax benefit was less than $0.1 million for both the three months ended March 31, 2024 and March 31, 2023.

Segment Reporting

The following table presents selected information about our segment’s results for the three months ended March 31, 2024, and 2023. Subsequent to FCG’s deconsolidation on July 27, 2023, FCG segment income or loss is comprised of only of the Company’s equity method share of FCG’s income or loss:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenues:
Falcon’s Creative Group	$-	$8,002
Destinations Operations	(2)	-
Falcon’s Beyond Brands	-	1,477
Intersegment eliminations	-	(285)
Unallocated corporate revenue	1,518	-
Total revenue	1,516	9,194
Segment income (loss) from operations:
Falcon’s Creative Group	533	(413)
Destinations Operations	(414)	(547)
PDP	534	91
Sierra Parima	-	(1,372)
Falcon’s Beyond Brands	(663)	129
Intersegment eliminations	-	(226)
Total segment loss from operations	(10)	(2,338)
Unallocated corporate overhead	(4,148)	(6,501)
Depreciation and amortization expense	(1)	(1,342)
Interest expense	(269)	(271)
Interest income	3	-
Change in fair value of warrant liabilities	208	-
Change in fair value of earnout liabilities	118,615	-
Foreign exchange transaction (loss) gain	(375)	599
Net loss before income taxes	$114,023	$(9,853)
Income tax benefit	1	3
Net loss	$114,024	$(9,850)

Total revenue for the three months ended March 31, 2024, decreased by $7.7 million to $1.5 million compared to $9.2 million for the three months ended March 31, 2023, primarily driven by the deconsolidation of FCG on July 27, 2023 since FCG accounted for the majority of the revenue at FBG. This decrease in revenue related to the deconsolidation of FCG is partially offset by an increase in revenue relating to shared services agreement between FBG and FCG. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation.

Total segment loss from operations for the three months ended March 31, 2024, decreased by $2.2 million to less than ($0.1) million compared to ($2.3) million for the three months ended March 31, 2023, due to the following:

●	FCG segment income from operations for the three months ended March 31, 2024, increased by $0.9 million to $0.5 million as compared to loss of $0.4 million in the three months ended March 31, 2023, primarily as a result of an increase in revenues and improved margins on new long-term contracts. These positive results were partially offset by adjustments of $(1.3) million comprised of $(0.5) million in accretion of preference dividend and fees, and $(0.8) million in amortization of basis difference, which further reduced the share of FCG income recorded to $0.5 million.

●	Destinations Operations segment loss from operations for the three months ended March 31, 2024, decreased $0.1 million to $0.4 million loss compared to loss of $0.5 million for the three months ended March 31, 2023. The small decrease in loss is related to a $0.1 million increase in share of equity method income allocated to Destinations Operations, related to interest income, for the quarter ended March 31, 2024 compared to March 31, 2023.

●	PDP segment income for the three months ended March 31, 2024, increased to $0.5 million from $0.1 million for the three months ended March 31, 2023. PDP’s underlying revenues increased $1.3 million to $7.5 million for the three-months ended March 31, 2024 driven by increases in rate at the Mallorca and Tenerife hotel properties. Net income increased to $1.0 million from $0.2 million for the three -months ended March 31, 2024 driven by a $0.8 million flow through of increased revenues to operating profit and a $0.5 million increase in derivative and other net income, partially offset by a $0.5 million increase in income tax expenses. The Company recognized its 50% share of earnings within the PDP segment.

●	Sierra Parima segment loss for the three months ended March 31, 2024, was zero compared to ($1.4) million for the three months ended March 31, 2023. The park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. There were no segment operations to report for Sierra Parima segment for the quarter ending March 31, 2024 since the investment has been fully impaired as of December 31, 2023 and the Company has no further obligation to participate in losses of Sierra Parima.

●	FBB segment income (loss) from operations for the three months ended March 31, 2024 decreased $0.8 million to ($0.7) million compared to income of $0.1 million for the three months ended March 31, 2023. For the quarter ended March 31, 2023, FBB recognized $1.5 million of revenue related to a digital media licensing contract with Sierra Parima. This revenue was offset by $1.0 million selling, general and administrative expenses and $0.4 million research and development expense, resulting in income of $0.1 million for FBB for the quarter ended March 31, 2023. For the quarter ended March 31, 2024, income decreased by $1.5 million to $0 since FBB did not have any income, and additionally, selling, general, and administrative expenses as well as research and development expense both decreased by $0.3 and 0.4 million, respectively, resulting in segment loss of $(0.7) million.

●	Intersegment eliminations decreased by $0.2 million for the three months ended March 31, 2024 due to the deconsolidation of FCG on July 27, 2023. There are no other intersegment eliminations.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see Note 16 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before interest expense, net, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense, change in fair value of warrant liabilities, and change in fair value of earnout liabilities.

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

The following table sets forth reconciliations of net loss under US GAAP to Adjusted EBITDA for the following periods:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net income (loss)	$114,024	$(9,850)
Interest expense	269	271
Interest income	(3)	—
Income tax benefit	(1)	(3)
Depreciation and amortization expense	1	1,342
EBITDA	114,290	(8,240)
Transaction expenses	7	—
Credit loss expense	12	254
Change in fair value of warrant liabilities	(208)	—
Change in fair value of earnout liabilities	(118,615)	—
Adjusted EBITDA	$(4,514)	$(7,986)

Net income increased by $123.9 million to $114.0 million for the three months ended March 31, 2024, compared to ($9.9) million loss for the three months ended March 31, 2023, primarily driven by a $118.6 million gain from change in fair value of earnout liabilities. Adjusted EBITDA increased from $(8.0) to ($4.5) million for three months ended March 31, 2024, primarily driven by lower selling, general and administrative expenses and depreciation due to deconsolidation of FCG on July 27, 2023, and due to reduction in third party accounting, audit, and legal fees relating to public company readiness.

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

As of March 31, 2024, our total indebtedness was approximately $35.6 million. We had approximately $1.1 million of unrestricted cash and $3.9 million available for borrowing under our lines of credit.

During the three months ended March 31, 2024, Infinite Acquisitions loaned an additional $4.7 million to the Company pursuant to the revolving credit arrangement. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in December 2026. Further, in April 2024, Falcon’s Opco entered into a one-year term loan agreement with Katmandu Ventures for $7.221 million and a one-year term loan agreement with Universal Kat for $1.279 million. The term loan with Katmandu Ventures and the term loan with Universal Kat both bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the combined proceeds of the term loans from Katmandu Ventures and Universal Kat were used to repay a portion of the Infinite Acquisitions revolving credit arrangement. See Note 6 – Long-term debt and borrowing arrangements and Note 17 – Subsequent events in the Company’s unaudited condensed consolidated financial statements.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, along with additional debt and equity capital raises, and reviewing our portfolio of assets to provide additional liquidity over the next twelve months to meet our short-term needs. Currently, we do not have sufficient cash from operations and unused capacity to meet the next twelve months of our operations.

For the three months ended March 31, 2024, we have operational losses and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2024, we have $20.7 million of accrued expenses and other current liabilities, which include $17.3 million of transaction expenses relating to the Business Combination, $2.2 million of excise tax payable on FAST II stock redemptions which is not payable until forthcoming treasury regulations are finalized, $0.7 million of accrued payroll and related expenses, and approximately $0.5 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of March 31, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong which need to be paid in 2024. On July 27, 2023, FCG received a closing payment from QIC of $17.5 million (net of $0.5 million in reimbursements). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC (“FCG LLC”) upon the establishment of the employee retention and attraction incentive program. These funds are to be used exclusively by the FCG segment to fund its operations and growth and cannot be used to satisfy the commitments of other segments. Until we can generate sufficient revenue from our five reportable segments to cover operating expenses, working capital and capital expenditures, we expect funds raised from additional debt and/or capital to fund our cash needs.

Our capital requirements will depend on many factors, including the timing and extent of spending to support our research and development efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. In addition, we expect to incur additional costs as a result of operating as a public company. We expect our capital expenditures and working capital requirements to increase materially in the near future. Our ability to generate cash in the future depends on our financial results which are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected. See the section of our Annual Report titled “Risk Factors – We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.”

Contractual and Other Obligations

Tax Receivable Agreement

In connection with the Closing of the Business Combination, the Company entered into the Tax Receivable Agreement with Falcon’s Opco, the TRA holder representative, certain members of Falcon’s Opco (the “TRA Holders”) and other persons from time-to-time party thereto. Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of new Falcon’s Opco units for Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement.

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of March 31, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled as of March 31, 2024 and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, the Company was served with a complaint (the “Guggenheim Complaint”) on March 27, 2024 in which Guggenheim Securities, LLC (“Guggenheim”) alleges breach of a contract with Guggenheim. Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination which was consummated on October 6, 2023. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to a contract with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions. As of March 31, 2024, we have aggregate outstanding balances of $21.9 million under these financing agreements. Additionally, in March 2024, the Company entered into a one-year $7.221 million term loan with Katmandu Ventures LLC, a greater than 10% shareholder of the Company. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears.

For more information regarding our related party transactions, see Note 6 — Long-term debt and borrowing arrangements and Note 7 — Related party transactions included in the notes to the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash used in operating activities	$(3,768)	$(6,498)
Cash used in investing activities	(2,096)	(133)
Cash provided by (used in) financing activities	6,231	(178)

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily driven by the activities associated with our FBB segment and corporate overhead activities.

Cash used in operating activities for the three months ended March 31, 2024 was ($3.8) million compared to ($6.5) million for the three months ended March 31, 2023, representing $2.7 million less cash used in operating activities due to a reduction in legal and professional fees, the deconsolidation of FCG and changes in working capital driven by the expansion of the business.

Cash Flows from Investing Activities

Our primary investing activities consisted of the purchase of property, plant and equipment and proceeds from the sale of equipment. Net cash used in investing activities was ($2.1) million during the three months ended March 31, 2024, compared to ($0.1) million net cash used by investing activities during the three months ended March 31, 2023, primarily related to purchases of computer equipment and $2.1 million short-term advance made to FCG.

Cash Flows from Financing Activities

Net cash provided by financing activities increased to $6.2 million in the three months ended March 31, 2024, compared to $(0.1) million in the three months ended March 31, 2023. The cash provided by financing activities in the three months ended March 31, 2024 consisted primarily of (i) $4.7 million in proceeds from and $5.4 million in repayment of the $10.0 million related party revolving credit arrangement with Infinite Acquisitions, (ii) $1.2 million repayment of related party term loans, (iii) $7.2 million of proceeds from related part term loans (iv) $0.4 million repayment of third party term loans, (v) $1.3 million proceeds from third party term loans, and (vi) $0.1 million in proceeds from exercised warrants. See Note 6 — Long-term debt and borrowing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to the identification of material weaknesses in our internal control over financial reporting.

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

In light of the material weaknesses discussed above, we performed additional procedures to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP. Following such additional procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, the Company was served with a complaint (the “Guggenheim Complaint”) on March 27, 2024 in which Guggenheim Securities, LLC (“Guggenheim”) alleges breach of a contract with Guggenheim. Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination which was consummated on October 6, 2023. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to a contract with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

10.1	Falcon’s Beyond Global, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed on April 29, 2024).
10.2	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between QIC Delaware, Inc. and Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.32 to Form 10-K filed on April 29, 2024).
10.3	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Katmandu Ventures, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K filed on April 29, 2024).
10.4	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K filed on April 29, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2024	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Principal Financial Officer, Principal Accounting Officer and Authorized Signatory