Form 10-Q
period 2024-06-30
Falcon's Beyond Global, Inc.
filed 2024-08-13
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, a total of 11,504,129 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 113,409,117 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands of U.S. dollars)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,664	$672
Accounts receivable, net ($34 and $632 related party as of June 30, 2024 and December 31, 2023, respectively)	34	696
Other current assets	1,078	1,061
Total current assets	2,776	2,429
Investments and advances to equity method investments	62,826	60,643
Property and equipment, net	23	23
Other non-current assets	305	264
Total assets	$65,930	$63,359

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($1,665 and $1,357 related party as of June 30, 2024 and December 31, 2023, respectively)	$3,822	$3,852
Accrued expenses and other current liabilities ($1,328 and $475 related party as of June 30, 2024 and December 31, 2023, respectively)	23,513	20,840
Short-term debt ($904 related party as of June 30, 2024)	8,471	—
Current portion of long-term debt ($5,573 and $4,878 related party as of June 30, 2024 and December 31, 2023, respectively)	7,190	6,651
Earnout liabilities – current portion	73,843	183,055
Total current liabilities	116,839	214,398
Other long-term payables	5,500	5,500
Long-term debt, net of current portion ($16,653 and $18,897 related party as of June 30, 2024 and December 31, 2023, respectively)	19,852	22,965
Earnout liabilities, net of current portion	216,922	305,586
Warrant liabilities	6,290	3,904
Total liabilities	365,403	552,353

Commitments and contingencies – Note 10

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 10,066,629 issued and outstanding at June 30, 2024 and 500,000,000 shares authorized; 7,871,643 issued and outstanding as of December 31, 2023)	1	1
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 57,346,617 issued and outstanding at June 30, 2024 and 150,000,000 shares authorized; 52,034,117 issued and outstanding as of December 31, 2023)	6	5
Additional paid-in capital	5,681	11,699
Accumulated deficit	(50,191)	(68,594)
Accumulated other comprehensive loss	(216)	(216)
Total equity attributable to common stockholders	(44,719)	(57,105)
Non-controlling interests	(254,754)	(431,889)
Total equity	(299,473)	(488,994)
Total liabilities and equity	$65,930	$63,359

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands of U.S. dollars, except share and per share data)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue ($1,798, $738, $3,314 and $4,236 related party for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively)	$1,798	$5,322	$3,314	$14,516
Operating expenses:
Project design and build expense	-	3,141	-	9,429
Selling, general and administrative expense	5,308	9,151	12,101	18,900
Transaction expenses	-	-	7	-
Credit loss expense – related party ($0, $0, $12 and $254 related party for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively)	-	-	12	254
Research and development expense ($10, $0, $26 and $0 related party for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively)	10	439	26	902
Depreciation and amortization expense	2	174	3	1,516
Total operating expenses	5,320	12,905	12,149	31,001
Loss from operations	(3,522)	(7,583)	(8,835)	(16,485)
Share of gain (loss) from equity method investments	1,720	(856)	2,874	(2,135)
Interest expense ($(235), $(217), $(426) and $(420) related party for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively)	(438)	(295)	(707)	(566)
Interest income	3	45	6	45
Change in fair value of warrant liabilities	(2,599)	—	(2,391)	—
Change in fair value of earnout liabilities	13,006	—	131,621	—
Foreign exchange transaction gain (loss)	(142)	(129)	(517)	470
Net income (loss) before taxes	8,028	(8,818)	122,051	(18,671)
Income tax benefit	—	16	1	19
Net income (loss)	$8,028	$(8,802)	$122,052	$(18,652)
Net income attributable to noncontrolling interest	6,794	—	103,648	—
Net income attributable to common stockholders	1,234	—	18,404	—

Net income per share, basic	0.12	n/a	1.93	n/a
Net income per share, diluted	0.01	n/a	1.37	n/a
Weighted average shares outstanding, basic	10,008,941	n/a	9,515,230	n/a
Weighted average shares outstanding, diluted	10,066,633	n/a	9,731,576	n/a

Other Comprehensive income (loss):
Net income (loss)	$8,028	$(8,802)	$122,052	$(18,652)
Foreign currency translation loss	(8)	(802)	(4)	(519)
Total other comprehensive income (loss)	8,020	(9,604)	122,048	(19,171)
Comprehensive income attributable to noncontrolling interest	6,787	—	103,645	—
Total comprehensive income (loss) attributable to common stockholders	$1,233	$(9,604)	$18,403	$(19,171)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of U.S. dollars)

	For the six months ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	122,052	(18,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3	1,516
Deferred loss on sales to equity method investments	-	194
Foreign exchange transaction loss (gain)	517	(478)
Share of (gain) loss from equity method investments	(2,874)	2,135
Loss on sale of equipment	2	—
Change in deferred tax asset	-	(19)
Credit loss expense ($12 and $254 related party for the six months ended June 30, 2024 and 2023, respectively)	12	254
Change in fair value of earnouts	(131,621)	—
Change in fair value of warrants	2,391	—
Share based compensation expense	699	—
Changes in assets and liabilities:
Accounts receivable, net ($586 and $(4,711) related party for the six months ended June 30, 2024 and 2023, respectively)	627	(4,521)
Other current assets	(18)	(164)
Inventories	-	(106)
Contract assets ($0 and $1,680 related party for the six months ended June 30, 2024 and 2023, respectively)	-	880
Capitalization of ride media content	-	(78)
Deferred transaction costs	-	(637)
Long term receivable – related party	-	(1,271)
Other non-current assets	(41)	64
Accounts payable ($308 related party for the six months ended June 30, 2024)	(22)	5,173
Accrued expenses and other current liabilities ($57 and $(152) related party for the six months ended June 30, 2024 and 2023, respectively)	1,888	2,908
Contract liabilities ($0 and $314 related party for the six months ended June 30, 2024 and 2023, respectively)	-	192
Net cash used in operating activities	(6,385)	(12,610)
Cash flows from investing activities
Purchase of property and equipment	(5)	(283)
Investments and advances to unconsolidated joint ventures	—	(1,379)
Net cash used in investing activities	(5)	(1,662)
Cash flows from financing activities
Short-term advances from affiliates ($796 related party for the six months ended June 30, 2024)	796	—
Principal payment on finance lease obligation	-	(93)
Proceeds from debt – related party	7,221	—
Proceeds from debt – third-party	1,250	—
Repayment of debt – related party	(1,757)	(222)
Repayment of debt – third-party	(858)	(835)
Proceeds from related party credit facilities	5,600	8,959
Repayment of related party credit facilities	(5,392)	(2,500)
Equity contributions	-	1,791
Proceeds from exercised warrants	111	—
Proceeds from RSUs issued to affiliates	426	—
Net cash provided by financing activities	7,397	7,100
Net increase (decrease) in cash and cash equivalents	1,007	(7,172)
Foreign exchange impact on cash	(15)	(8)
Cash and cash equivalents – beginning of period	672	8,366
Cash and cash equivalents at end of period	1,664	1,186
Supplemental disclosures:
Cash paid for interest	280	550
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (all operating lease assets and liabilities have been deconsolidated as of July 27, 2023)	-	514
Finance lease right-of-use assets obtained in exchange for new finance lease liabilities	-	35
Conversion of warrants to common shares, Class A	7,137	—
Conversion of Class B Common Stock to Class A Common Stock	14,733	—
Release of earnout Common shares from escrow	66,255	—

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY (UNAUDITED)
(in thousands of U.S. dollars, except unit and share data)

	Units	Members’ capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Members’ equity
December 31, 2022	54,483,789	$94,201	$(24,147)	$(1,690)	$68,364
Net loss			(9,850)		(9,850)
Foreign currency translation gain				283	283
March 31, 2023	54,483,789	$94,201	$(33,997)	$(1,407)	$58,797
Net loss			(8,802)		(8,802)
Foreign currency translation loss				(802)	(802)
Units issued	103,288	1,791	-	-	1,791
June 30, 2023	54,587,077	$95,992	$(42,799)	$(2,209)	$50,984

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	loss	deficit	stockholders	Interest	equity
December 31, 2023	7,871,643	$1	52,034,117	$5	$11,699	$(216)	$(68,594)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	7,605				(7,137)			(7,137)	7,230	93
Conversion of Class B common stock to Class A common stock	2,000,000		(2,000,000)		(14,733)			(14,733)	14,733	-
RSU Issuances					85			85	482	567
Net income							17,169	17,169	96,855	114,024
Foreign currency translation gain						1		1	3	4
March 31, 2024	9,879,248	$1	50,034,117	$5	(10,086)	(215)	(51,425)	(61,720)	(312,586)	(374,306)
Release of earnout Common shares from escrow and other	187,381	-	7,312,500	1	15,681			15,682	50,573	66,255
RSU Issuances					86			86	472	558
Net income							1,234	1,234	6,794	8,028
Foreign currency translation loss						(1)		(1)	(7)	(8)
June 30, 2024	10,066,629	1	57,346,617	6	5,681	(216)	(50,191)	(44,719)	(254,754)	(299,473)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.4 million and $ 15.7 million, respectively, are not yet settled at June 30, 2024. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. Costs incurred in excess of the gross proceeds are recorded in profit or loss.

 Nature of Operations

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through five operating segments. Our three business lines feed into each other to accelerate our growth strategy: (i) Falcon’s Creative Group, LLC (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) Falcon’s Beyond Destinations develops a diverse range of entertainment experiences using both owned and third-party licensed intellectual property, consisting of Producciones de Parques, S.L. (“PDP”), Sierra Parima, S.A.S. (“Sierra Parima”) (Sierra Parima’s Katmandu Park in Punta Cana, Dominican Republic (“Katmandu Park DR”) was closed to visitors on March 7, 2024), and Destination Operations, which develops a diverse range of entertainment experiences using both Company owned and third-party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) Falcon’s Beyond Brands brings brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

Basis of presentation

The Business Combination was accounted for similar to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Following the closing of the Business Combination, Falcon’s Opco’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continue to collectively have a controlling interest of Pubco. As the Business Combination represents a common control transaction from an accounting perspective, the Business Combination was treated similar to a reverse recapitalization. As there was no change in control, Falcon’s Opco has been determined to be the accounting acquirer and Pubco was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Falcon’s Opco issuing stock for the net assets of Pubco, accompanied by a recapitalization. The net assets of Pubco were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination are those of Falcon’s Opco.

Falcon’s Opco was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), Falcon’s Treehouse, LLC and its subsidiaries (“Treehouse”) and Falcon’s Treehouse National, LLC (“National”). On April 30, 2021, The Magpuri Revocable Trust, owner of Treehouse and National, and Katmandu Collections, LLLP, (“Collections”) owner of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust contributed 100% of its ownership interests in Treehouse and National in exchange for 33.33% of the membership interests of Falcon’s Opco, and Collections contributed 100% of its ownership in Katmandu in exchange for 66.67% of the membership interests of Falcon’s Opco. In June 2022, Katmandu Collections, LLLP was renamed Infinite Acquisitions, LLLP and subsequently renamed Infinite Acquisitions Partners LLP (“Infinite Acquisitions”).

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

The unaudited condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s Annual Report. Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

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

The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive income (loss).

A reclassification of the credit loss expense of $0.3 million from selling, general and administrative expense to a separate financial statement line item within the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2023, was performed to conform to the current period presentation.

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

The Company consolidates the assets, liabilities and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $8.8 million for the six months ended June 30, 2024, accumulated deficit attributable to common stockholders of $50.2 million as of June 30, 2024, and negative cash flows from operating activities of $6.4 million for the six months ended June 30, 2024. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

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

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders and third-parties, and the Company is reliant upon its stockholders and third-parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of June 30, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to its Form S-4 and other filings. The Company has a working capital deficiency of ($24.6) million which excludes non-cash earnout liability balance and debt that is maturing in the next 12 months as of June 30, 2024. Additionally, the Company has $15.7 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that the additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date these unaudited condensed consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

After July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet as of June 30, 2024 and December 31, 2023.

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

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. FCG revenue continues to depend on one customer, QIC. FCG had one customer with revenues greater than 10% of total revenue, approximately $15.5 million and $30.3 million for the three and six months ended June 30, 2024, respectively.

The Company had one customer with revenue greater than 10% of total revenue for the three months ended June 30, 2024, approximately $1.7 million (94% of total revenue), and one customer with revenue greater than 10% of total revenue for the three months ended June 30, 2023, approximately $4.5 million (85% of total revenue).

The Company had one customer with revenues greater than 10% of total revenue, approximately $3.2 million (97% of total revenue) for the six months ended June 30, 2024 and two customers with revenue greater than 10% of total revenue for the six months ended June 30, 2023, approximately $10.0 million (69% of total revenue) for one customer and $3.6 million (24% of total revenue) for the second customer.

Accounts receivable, net balances with this one customer totaled less than $0.1 million (64% of total Accounts receivable, net) as of June 30, 2024. Accounts receivable net balances with the three customers totaled $0.6 million (86% of total Accounts receivable, net) as of December 31, 2023.

Recently issued accounting standards

Recently issued accounting standards not yet adopted as of June 30, 2024

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

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, “Scope Application of Profits Interest and Similar Awards”. This ASU demonstrates how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update related to the scope application issue apply to all reporting entities that account for profits interest awards as compensation to employees or non-employees in return for goods or services. For public business entities, this ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company evaluated the effect of this update on the Company’s financial statements and anticipates no material impact to the consolidated financial statements when adopted in the fiscal year beginning 2025.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company evaluated the effect of this update on the Company’s financial statements and anticipates no material impact to the consolidated financial statements when adopted in the fiscal year beginning 2025.

3.	Revenue

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated statements of operations and comprehensive income (loss) therefore does not include activity related to FCG after deconsolidation during the six months ended June 30, 2024, and includes six months of activity related to FCG prior to deconsolidation during the six months ended June 30, 2023. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. See total revenues of Falcon’s Creative Group, LLC under Note 4 – Investments and advances to equity method investments.

Disaggregated components of revenue for the Company for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Services transferred over time:
Design and project management services	$—	$3,568	$—	$9,484
Media production services	—	1,505	—	1,578
Attraction hardware and turnkey sales	—	139	—	2,013
Other	1,798	110	3,314	110
Total revenue from services transferred over time	$1,798	$5,322	$3,314	$13,185
Services transferred at a point in time:
Digital media licenses	$—	$—	$—	$1,331
Total revenue from services transferred at a point in time	$—	$—	$—	$1.331
Total revenue	$1,798	$5,322	$3,314	$14,516

In March 2023, the Company licensed the right to use Ride Media Content to Sierra Parima. See Note 7– Related party transactions for further discussion. After the deconsolidation of FCG, the Company recognizes related party revenue for corporate shared service support provided to FCG. Total related party revenues from services provided to our equity method investments were $1.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively and $3.3 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $3.2 million and $1.7 million revenue related to services provided to FCG for the three and six months ended June 30, 2024, respectively.

The following table presents the components of Accounts receivable, net:

	As of
	June 30, 2024	December 31, 2023
Related party	$34	$632
Other	—	64
Total	$34	$696

Revenue recognized for the six months ended June 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $1.2 million. This revenue was related to FCG, and therefore there was no revenue recognized for the six months ended June 30, 2024 that was included in the contract liability balance as of December 31, 2023 after FCG deconsolidation.

Geographic information

The Company has contracts with customers located in the United States, Caribbean, Saudi Arabia, Hong Kong, and Spain. The following table presents revenues based on the geographic location of the Company’s customer contracts:

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
Saudi Arabia	$—	$4,540	$—	$10,161
Caribbean	—	246	—	3,603
USA	1,697	42	3,215	116
Hong Kong	—	393	—	519
Other	101	101	99	117
Total revenue	$1,798	$5,322	$3,314	$14,516

Destinations Operations

The Company had $0.1 million Destinations Operations revenue during the three and six months ended June 30, 2024. Destinations Operations revenue was $0.3 million for the three and six months ended June 30, 2023, respectively.

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

As described in Note 1, the LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. Refer to the footnote to the “Company’s Share of gain or (loss) from equity method” table below for further discussion on how the income and loss are shared between the Company and QIC.

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

Sierra Parima is an equity method investment with Meliá Group focused on the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. Sierra Parima had one theme park in Punta Cana in the Dominican Republic, the Katmandu Park DR. The Company has concluded that Sierra Parima is a variable interest entity (“VIE”), that the Company does not have the power to direct the activities that most significantly impact the economic performance of Sierra Parima, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Sierra Parima and accounts for the investment as an equity method investment.

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

As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima utilizing a discounted cash flow analysis and supported by a market multiples approach. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of June 30, 2024. Any future capital fundings will be discretionary.

iv)	Karnival

On November 2, 2021, the Company entered into a joint venture agreement to acquire a 50% interest in Karnival TP-AQ Holdings Limited (“Karnival”), a joint venture established with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partners are committed to funding non-interest-bearing advances of $9 million (HKD 69.7 million) each, over a three-year period. As of June 30, 2024, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of June 30, 2024.

Investments and advances to equity method investments as of June 30, 2024 and December 31, 2023 consisted of the following:

	As of
	June 30, 2024	December 31, 2023
FCG	$32,451	$30,930
PDP	23,369	22,870
Karnival	7,006	6,843
	$62,826	$60,643

The Company’s Share of gain or (loss) from equity method investments for the three and six months ended June 30, 2024 and 2023 comprised of:

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023
FCG(1)	$988	$-	$1,521	$-
PDP	656	284	1,190	375
Sierra Parima	-	(1,266)	-	(2,638)
Karnival	76	126	163	128
	$1,720	$(856)	$2,874	$(2,135)

(1)	The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of net income, less 9% preferred return to QIC and amortization of the basis difference of deconsolidation of FCG. For the three months ended June 30, 2024, the Company recognized $1.0 million of net income from FCG, which equals the $2.5 million total net income from FCG less adjustments of $(1.5) million comprised of $(0.7) million in accretion of preference dividend and fees, and $(0.8) million in amortization of basis difference. For the six months ended June 30, 2024, the Company recognized $1.5 million net income from FCG, which equals the $4.3 million total net income from FCG less adjustments of $(2.8) million comprised of $(1.1) million in accretion of preference dividend and fees, and $(1.7) million in amortization of basis difference. The Company will continue to recognize 100% of the gains or (losses) to its equity method investment in FCG based on the terms of the LLCA until the split in equity accounts becomes 25% related to QIC and 75% to the Company.

The following tables provide summarized balance sheet information for the Company’s equity method investments:

	As of June 30, 2024
	FCG	PDP	Karnival
Current assets	$30,332	$12,484	$16,509
Non-current assets	29,198	83,451	2,434
Current liabilities	13,856	17,602	18,025
Non-current liabilities	6,260	31,596	-

	As of December 31, 2023
	FCG	PDP	Sierra Parima	Karnival
Current assets	$12,575	$8,283	$2,697	$16,030
Non-current assets	19,730	87,280	18,714	1,805
Current liabilities	7,375	14,048	62,070	(17,250)
Non-current liabilities	1,801	35,777	9,973	—

The following tables provide summarized related party balances of FCG, Sierra Parima and PDP:

	As of June 30, 2024
	FCG	PDP
Assets	$14,208	$2,009
Liabilities	29	2,324

	As of December 31, 2023
	PDP	FCG	Sierra Parima
Assets	$2,288	$7,503	$2,230
Liabilities	1,685	3,384	57,438

The following tables provide summarized statements of operations for the Company’s equity method investments:

	For the three months ended June 30
	2024		2023
	FCG	PDP	PDP	Sierra Parima
Total revenues	$15,720	$11,296	$10,428	$991
Income (loss) from operations	2,278	1,595	833	(2,487)
Net income (loss)	2,480	1,314	568	(2,529)

	For the six months ended June 30
	2024		2023
	FCG	PDP	PDP	Sierra Parima
Total revenues	$30,647	$18,751	$16,770	$1,225
Income (loss) from operations	3,857	2,925	1,338	(5,223)
Net income (loss)	4,283	2,268	750	(5,273)

The results of operations for Karnival for the three and six months ended June 30, 2024 and 2023 were not material for the periods presented and, as such, not included in the tables above. As of December 31, 2023, the equity investment in Sierra Parima was deemed to be other-than-temporarily impaired, and therefore, not included in the table above.

The following table provides FCG, PDP and Sierra Parima’s summarized related party activity for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30
	2024		2023
	FCG	PDP	PDP	Sierra Parima
Total revenues	$15,542	$12	$7	$780
Total expenses	1,749	1,034	922	3,434

The following table provides FCG, PDP and Sierra Parima’s summarized related party activity for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30
	2024		2023
	FCG	PDP	PDP	Sierra Parima
Total revenues	$30,298	$33	$12	$1,090
Total expenses	1,831	2,026	1,781	3,857

5.	Accrued expenses and other current liabilities

The Company’s Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2024	December 31, 2023
Audit and professional fees	$18,771	$17,605
Excise tax payable on FAST II stock redemptions	2,211	2,211
Accrued payroll and related expenses	1,011	592
Accrued interest	435	9
Demand note payable	50	—
Short-term advance from affiliate	796	—
Other	239	423
	$23,513	$20,840

Accrued expenses and other current liabilities with related parties were $1.3 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

6.	Long-term debt and borrowing arrangements

The Company’s indebtedness as of June 30, 2024 and December 31, 2023 consisted of the following:

	As of June 30, 2024	Interest Rate	As of December 31, 2023	Interest Rate
$10 million revolving credit arrangement – related party (due December 2026)	$7,036	2.75%	$6,828	2.75%
€1.5 million term loan (due April 2026)	750	1.70%	980	1.70%
$12.785 million term loan – related party (due December 2026)	8,363	2.75%	9,697	2.75%
€7 million term loan (due April 2027)	4,066	5.69%	4,861	6.00%
$7.25 million term loan – related party (due December 2027)	6,827	3.75%	7,250	3.75%
$1.25 million term loan – (due March 31, 2025)	1,250	8.88%	—	—
$7.22 million term loan – related party (due March 31, 2025)	7,221	8.88%	—	—
	35,513		29,616
Less: Current portion of long-term debt and short-term debt	15,661		6,651
	$19,852		$22,965

As of June 30, 2024, the remaining commitment available under the Company’s related party revolving credit arrangements was the following:

Available Capacity
$10 million revolving credit arrangement (due December 2026)	$2,964

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

$1.25 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $1.25 million term loan with Universal Kat Holdings, LLC (“Universal Kat”). The loan bears interest at 8.875% per annum, which is payable quarterly in arrears. On June 14, 2024, Falcon’s Opco entered into a loan amendment with Universal Kat to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from PDP as result of an asset sale transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third-party resulting in net proceeds of $20 million or more.

Following the amendment above, Universal Kat assigned the entire loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale by FAST II Sponsor to Universal Kat of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II and Universal Kat, and therefore there was no impact to the Company’s financial statements as a result of this transfer. There were no additional changes to the loan agreement terms due to this reassignment.

$7.221 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC (“Katmandu Ventures”). The loan bears interest at 8.875% per annum, which is payable quarterly in arrears. On June 14, 2024, Falcon’s Opco entered into a loan amendment with Katmandu Ventures to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from PDP as result of an asset sale transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third-party resulting in net proceeds of $20 million or more.

Following the amendment above, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor, in exchange for the sale by FAST II Sponsor to Katmandu Ventures of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II and Katmandu Ventures, and therefore there was no impact to the Company’s financial statements as a result of this transfer. The remaining $0.9 million of the loan is still outstanding with Katmandu Ventures and will be paid according to the amended payment terms. There were no additional changes to the loan agreement terms due to this reassignment.

7.	Related-party transactions

Related party notes

In January 2023, the Company loaned $2.5 million to Infinite Acquisitions for 20 days. The Company received interest income at 2.75% during this 20-day period. Interest income from this short-term related party advance was $0 and $0.1 million for the three and six months ended June 30, 2023, respectively.

Accrued expenses and other current liabilities

The Company has a short-term advance from PDP to Fun Stuff, S.L., a wholly-owned subsidiary of Falcon’s Opco (“Fun Stuff”) for $0.2 million. As of June 30, 2024, the amount remained payable to PDP.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions with accrued interest of $0.2 million and $0 million as of June 30, 2024 and December 31, 2023, respectively related to these loans, as well as with Katmandu Ventures, LLC with accrued interest of $0.1 million and $0 million as of June 30, 2024 and December 31, 2023, respectively. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Services provided to equity method investments

FCG has been contracted for various design, master planning, attraction design, hardware sales and commercial services for themed entertainment offerings by the Company’s equity method investments. As of July 27, 2023 FCG has been deconsolidated and is also now accounted for as an equity method investment. Destinations Operations recognizes management and incentive fees from the Company’s equity method investments. See Note 3 – Revenue.

Intercompany Services Agreement between FCG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 – Description of business and basis of presentation, the Intercompany Services Agreement was established between FCG and the Company. Accounts receivable balances due from FCG to the Company of less than $0.1 million and $0.6 million are outstanding under this Intercompany Service Agreement as of June 30, 2024 and December 31, 2023, respectively. The Company recognized $1.7 million and $3.2 million revenues related to services provided to FCG for the three and six months ended June 30, 2024. See Note 3 – Revenue.

FCG also provides marketing, R&D, and other services to FBG. The Company does not owe anything to FCG related to these services as of June 30, 2024, and less than $0.1 million as of December 31, 2023. The Company has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. The Company has $0.6 million in accounts receivable from FCG related to reimbursable costs as of December 31, 2023 and no accounts receivable balance outstanding from FCG as of June 30, 2024.

Digital media license revenue and related receivable with equity method investment

During March 2023, the Company licensed the right to use digital ride media content to Sierra Parima. The Company recognized digital media license revenue of $0 million and $1.5 million for the three and six months ended June 30, 2023.

On March 7, 2024, Sierra Parima’s Katmandu Park DR was closed to visitors. Development plans for future parks, where this digital media license would have been deployed, have been deferred indefinitely, and the Company does not expect any future revenue from this digital media license in the near term.

Subscription agreement with Infinite Acquisitions

On October 4, 2023, in connection with the Business Combination, Infinite Acquisitions irrevocably committed to fund an additional approximately $12.8 million to the Company by December 31, 2023 for a total financing from Infinite Acquisition of $80.0 million. As of June 30, 2024, Infinite Acquisitions has not met its commitment.

$7.221 million Term Loan

In April 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC, a greater than 10% shareholder of the Company. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears. As discussed in Note 6, Falcon’s Opco entered into a loan amendment with Katmandu Ventures to defer the first interest and principal payment to be no later than September 30, 2024. Following the amendment, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor. The remaining $0.9 million of the loan is still outstanding with Katmandu Ventures and will be paid according to the amended payment terms.

8.	Income taxes

The tax provisions for the three and six months ended June 30, 2024 and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2024, respectively. The Company paid less than $0.1 million in income taxes for the three and six months ended June 30, 2024, respectively. There were no income taxes paid by the Company for the three and six months ended June 30, 2023.

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company did not record any income tax benefit for the three months ended June 30, 2024, and it recorded an income tax benefit of less than $0.1 million for the six months ended June 30, 2024 and for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023 the Company had a valuation allowance only against its deferred tax assets in Spain.

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

During the six months ended June 30, 2024, the Company did not recognize an increase to its net deferred tax assets due to the full valuation allowance.

10.	Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2024 and December 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — As of January 1, 2024 the Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2025 onward.

As of June 30, 2024 the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million).

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

The Company’s equity method investments, PDP and Sierra Parima (before Katmandu Park DR was closed to visitors on March 7, 2024), develop, own and operate hotels, theme parks and retail, dining and entertainment venues. Destinations Operations provides development and management services for themed entertainment to PDP, Sierra Parima and new development opportunities, including our investment in Karnival. The Company collectively refers to the Destination Operations, PDP and Sierra Parima as Falcon’s Beyond Destinations.

Reportable segments’ measure of profit and loss is earnings before interest, taxes, foreign exchange gain (loss), impairments, depreciation and amortization and change in fair values in warrant and earnout liabilities. See Note 7 – Related party transactions for transactions between the Company’s wholly-owned businesses and equity method investments.

	Three months ended June 30, 2024
	Falcon’s	Falcon’s Beyond Destinations		Falcons		Unallocated
	Creative Group	Destination Operations	PDP	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$	$101	$-	$-	$-	$1,697	$1,798
Share of gain or (loss) from equity method investments	988	76	656	-	-	-	1,720
Segment income (loss) from operations	988	(339)	656	(794)	-	(2,309)	(1,798)
Depreciation and amortization expense							(2)
Interest expense							(438)
Interest income							3
Change in fair value of warrant liabilities							(2,599)
Change in fair value of earnout liabilities							13,006
Foreign exchange transaction loss							(144)
Net income							$8,028

	Three months ended June 30, 2023
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total

Revenue	$5,245	$106	$—	$—	$4	$(33)	$—	$5,322
Share of gain or (loss) from equity method investments	—	126	284	(1,264)	—	(2)	—	(856)
Segment income (loss)	(315)	(251)	284	(1,264)	(1,223)	(16)	(5,480)	(8,265)
Depreciation and amortization expense								(174)
Interest expense								(295)
Interest income								45
Foreign exchange transaction loss								(129)
Income tax benefit								16
Net loss								$(8,802)

	Six months ended June 30, 2024
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP		Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$-	$99	$		$	$	$3,215	$3,314
Share of gain from equity method investments	1,521	163		1,190				2,874
Segment income (loss) from operations	1,521	(753)		1,190	(1,457)		(6,457)	(5,956)
Depreciation and amortization expense								(3)
Loss on sale of assets								(2)
Interest expense								(707)
Interest income								6
Change in fair value of warrant liabilities								(2,391)
Change in fair value of earnout liabilities								131,621
Foreign exchange transaction loss								(517)
Income tax benefit								1
Net income								$122,052

	Six months ended June 30, 2023
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total

Revenue	$13,247	$106	$—	$—	$1,481	$(318)	$—	$14,516
Share of gain or (loss) from equity method investments		128	375	(2,636)		(2)		(2,135)
Segment income (loss)	(728)	(798)	375	(2,636)	(1,094)	(242)	(11,981)	(17,104)
Depreciation and amortization expense								(1,516)
Interest expense								(566)
Other income								45
Foreign exchange transaction gain								470
Income tax benefit								19
Net loss								$(18,652)

12.	Fair value measurement

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2		Level 3		Total
Liabilities:
Warrant liabilities	$6,290	$		$		$6,290
Earnout liabilities					290,765	290,765
	$6,290		$-		$290,765	$297,055

	December 31, 2023
	Level 1	Level 2	Level 3		Total
Liabilities:
Warrant liabilities	$3,904	$	$		$3,904
Earnout liabilities				488,641	488,641
	$3,904	$		$488,641	$492,545

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. The earnouts based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as the earnouts based on the Company’s stock price have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue and EBITDA forecasts as well as the assumptions listed in the tables below. The fair value measurement associated with the earnout liability is highly sensitive to changes in stock price and forecasted amounts for revenue through 2024. Any changes to stock price and forecasted revenues in 2024 will result in remeasurement of the earnout liability and could result in material gains or losses being recognized in the condensed consolidated statement of operations and comprehensive income (loss).

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts. The Company has not paid dividends and does not intend to do so in the foreseeable future, based on the fact that prior to the Business Combination, the Company had never paid or declared dividends and does not intend to do so in the foreseeable future. Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

The following table presents the unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets:

	June 30, 2024	December 31, 2023
Current stock price	10.46	12.30
Earnout period – beginning	7/1/2023	7/1/2023
Earnout period – end	12/31/2024	12/31/2024
Equity volatility, EBITDA volatility	25.0%	25.0%
Operational leverage ratio	65.00%	65.00%
Revenue volatility	10.00%	10.00%
Revenue/stock price correlation	45.00%	45.00%
EBITDA/stock price correlation	35.00%	25.00%
Revenue discount rate	9.47%	9.21%
Dividend yield	0.00%	0.00%

The following table presents the unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price:

	June 30, 2024	December 31, 2023
Term (years)	5.3	5.8
Volatility	40.00%	40.00%
Risk-free rate	4.28%	3.80%
Dividend yield	0.00%	0.00%
Current stock price	10.46	12.3

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Earnout Liabilities
Balance as of December 31, 2023	$488,641
Issuances	-
Change in fair value	(118,615)
Balance as of March 31, 2024	$370,026
Release of earnout shares	(66,255)
Change in fair value	(13,006)
Balance as of June 30, 2024	$290,765

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

13.	Equity and net loss per share

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 650,000,000 shares of Common Stock, par value $0.0001 per share consisting of (i) 500,000,000 shares of Class A Common Stock and (ii) 150,000,000 shares of Class B Common Stock, and (b) 30,000,000 shares of preferred stock, par value $0.0001 per share.

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

Preferred Stock

There are no outstanding shares of preferred stock as of June 30, 2024 or December 31, 2023.

The weighted average shares of common stock outstanding for the three and six months ended June 30, 2024 used to determine the Company’s Net income per share reflects the following:

	For three months ended	For six months ended
(amounts in thousands, except number of shares and amount per share)	June 30, 2024	June 30, 2024
Numerator:
Net income	8,028	122,052
Net income attributable to noncontrolling interests	6,794	103,648
Net income available to Class A common stockholders	1,234	18,404

Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	(1,174)	(5,055)

Dilutive net income attributable to Class A common stockholders	60	13,349

Denominator:
Weighted average Class A common stock outstanding – basic	10,008,941	9,515,230

Adjustment for dilutive Class A earnout shares	57,692	216,346

Weighted average Class A common stock outstanding – diluted	10,066,633	9,731,576

Net income per Class A common share – basic:	0.12	1.93
Net income per Class A common share – diluted:	0.01	1.37

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

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Class A earnout shares	1,437,500	1,312,500
Class B earnout shares	56,062,500	51,187,500
Warrants to purchase common stock	5,198,420	5,198,420
RSUs	966,630	966,630

14.	Stock warrants

As of June 30, 2024, there are 5,198,420 warrants outstanding. The warrants outstanding are exercisable, at an exercise price of $11.50 per share, for 1.034999 shares of Class A common stock. The Company issued 7,349 warrants of Class A Common Stock upon the exercise of warrants during the six months ended June 30, 2024. The warrants do not meet the criteria for equity treatment under ASC 815. As such, the warrants are classified as liabilities and are adjusted to fair value at the end of each reporting period.

The Company remeasures the fair value of the warrants based on their quoted market price. For the three and six months ended June 30, 2024, the Company recognized $2.6 million and $2.4 million of losses related to the change in fair value of warrant liabilities respectively, which is recognized in Change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2024:

Year of Issue	Number of Shares Issuable	Exercise Price	Expiration Date	Classification
2023	5,380,360	11.5	10/1/2028	Liability

15.	Earnouts

At the closing of the Business Combination, the Company issued 1,937,500 Earnout Shares in the form of Class A Common Stock and 75,562,500 Earnout Shares in the form of Class B Common Stock. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement.

On May 10, 2024, shareholders owning Earnout Shares were notified of the Earnout Shares forfeited for the 2023 performance awards, based on the issued Annual Report in the Form 10-K. 312,500 Earnout Shares in the form of Class A Common Stock were forfeited and 12,187,500 Earnout Shares in the form of Class B Common Stock were forfeited.

Earnout Shares were deposited into escrow at the Closing and will be earned, released and delivered upon satisfaction of certain milestones related to the EBITDA of the Company and the gross revenue of the Company during periods between July 1, 2023 and December 31, 2024 and the volume weighted average closing sale price of the Company’s shares of Class A Common Stock during the five-year period beginning on the one-year anniversary of the Acquisition Merger and ending on the six-year anniversary of the Acquisition Merger. During the three and six months ended June 30, 2024, 187,500 Class A shares were earned and released. During the three and six months ended June 30, 2024, 7,312,500 Class B shares were earned and released.

The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the earnout liability was $290.8 million and $488.6 million as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, respectively, the Company recognized $131.6 million and $13.0 million of gain related to the change in fair value of earnout liabilities included in Change in fair value of earnout liabilities in the unaudited condensed consolidated statement of operations and comprehensive income (loss). In addition, the earnout liability was further reduced by $66.2 million for the shares released from escrow. See Note 12 – Fair value measurement for the activity related to the earnout liability during the six months ended June 30, 2024.

16.	Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 966,630 RSUs are outstanding. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

Restricted Stock Units
Nonvested at January 1, 2024	939,330
Granted	50,874
Forfeited	23,574
Vested
Nonvested at June 30, 2024	966,630
Vested at June 30, 2024	-

The RSUs under the Plan will vest over a five-year period following the one-year anniversary of the date of grant. The grant dates of RSUs associated with the Plan is December 21, 2023, May 21, 2024, and June 25, 2024. The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant. A summary of the Plan’s RSUs vesting schedule is as follows:

Vesting Date for RSUs granted on December 21, 2023	RSU Vested (% of total)
December 21, 2024	15.0%
December 21, 2025	17.5%
December 21, 2026	20.0%
December 21, 2027	22.5%
December 21, 2028	25.0%

Vesting Date for RSUs granted on May 21, 2024	RSU Vested (% of total)
May 21, 2025	15.0%
May 21, 2026	17.5%
May 21, 2027	20.0%
May 21, 2028	22.5%
May 21, 2029	25.0%

Vesting Date for RSUs granted on June 25, 2024	RSU Vested (% of total)
June 25, 2025	15.0%
June 25, 2026	17.5%
June 25, 2027	20.0%
June 25, 2028	22.5%
June 25, 2029	25.0%

The Company elected the straight-line attribution method to account for the compensation cost over the five-year requisite service period for the entire award, as long as the participant continues to provide service to the Company. Forfeitures are accounted for at the time the forfeiture occurs.

The Company recognized stock-based compensation expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, which is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.2 million and $0.4 million compensation cost for RSU’s granted to FCG employees for the three and six months ended June 30, 2024, are recognized as a receivable from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

17.	Subsequent events

Subsequent to June 30, 2024, Infinite Acquisitions has loaned an additional $0.9 million to the Company pursuant to the revolving credit arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three and six months ended June 30, 2024, and 2023, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

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

The following reflects our results of operations for the three and six months ended June 30, 2024 and June 30, 2023.

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

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, an accumulated deficit, and negative cash flows from operating activities for the three and six months ended June 30, 2024. Accordingly, as of August 13, 2024, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of June 30, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. The Company has a working capital deficiency of ($24.6) million which excludes non-cash earnout liability balance and debt that is maturing in the next 12 months as of June 30, 2024. Additionally, the Company has $15.7 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Quarterly Report. This Quarterly Report does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On June 14, 2024, Falcon’s Opco entered into a loan amendment with Katmandu Ventures and Universal Kat to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from Producciones De Parques, S.L. as result of an asset sale transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third party resulting in net proceeds of $20 million or more.

Following the amendments above, Universal Kat assigned its entire loan, and Katmandu Ventures assigned $6.3 million of its loan, to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II Sponsor and Katmandu Ventures and Universal Kat, respectively. There were no additional changes to the loan agreement terms due to this assignment.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

Three months ended June 30, 2024, compared to three months ended June 30, 2023

The results of operations for the three months ended June 30, 2023 include activity related to FCG prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Revenue	$1,798	$5,322
Expenses:
Project design and build expense	—	3,141
Selling, general and administrative expense	5,308	9,151
Research and development	10	439
Depreciation and amortization expense	2	174
Loss from operations	(3,522)	(7,583)
Share of gain or (loss) from equity method investments	1,720	(856)
Interest expense	(438)	(295)
Interest income	3	45
Change in fair value of warrant liabilities	(2,599)	—
Change in fair value of earnout liabilities	13,006	—
Foreign exchange transaction gain (loss)	(142)	(129)
Net income (loss)	$8,028	$(8,818)
Income tax benefit	—	16
Net income (loss)	$8,028	$(8,802)

Revenue

	Three months ended June 30, 2024	Three months ended June 30, 2023
Services transferred over time:
Design and project management services	$—	$3,568
Media production services	—	1,505
Attraction hardware and turnkey sales	—	139
Other	1,798	110
Total revenue from services transferred over time	1,798	5,322
Services transferred at a point in time:
Digital media licenses
Total revenue from services transferred at a point in time	—	—
Total revenue	$1,798	$5,322

Revenue decreased by $3.5 million to $1.8 million for the three months ended June 30, 2024, compared to $5.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $5.2 million decrease in revenue relating to services provided by FCG during the three-month period ended June 30, 2023 which have since been deconsolidated by FBG. As a result of the deconsolidation, there was a $1.7 million increase in revenue associated with shared services provided by FBG to FCG during the three-month period ended June 30, 2024.

The Company’s investment in FCG is accounted for under the equity method and, as such, FCG project management and design revenue and related expenses are no longer included in the results of operations subsequent to the deconsolidation of FCG on July 27, 2023.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $3.9 million to $5.3 million for the three months ended June 30, 2024, compared to $9.2 million for the three months ended June 30, 2023. The decrease was primarily related to a $2.9 million decrease in audit fees and professional services fees, a $0.7 million decrease in office and administrative expenses, and a $0.6 million decrease in sales and marketing expenses due to the deconsolidation of FCG. These decreases were partially offset by incremental shared services headcount to support the expansion of the business and for public company related costs, representing a $0.3 million increase to payroll, payroll taxes, and benefits.

Research and Development

Research and development expense decreased by $0.4 million to less than $0.1 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023 due to completion of FBB division projects in 2023. There were no FBB research and development projects in the three-month period ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $0.2 million to less than $0.1 million for the three months ended June 30, 2024, compared to $0.2 million for three months ended June 30, 2023. The majority of fixed assets and intangible assets were deconsolidated as part of FCG on July 27, 2023, and therefore, depreciation and amortization related to those fixed assets and intangible assets was not included in the three months ended June 30, 2024.

Share of gain or (loss) from equity method investments

	Three months ended June 30, 2024	Three months ended June 30, 2023
PDP	$656	$284
Sierra Parima	—	(1,266)
Karnival	76	126
FCG	988	—
Total share of gain or (loss) from equity method investments	$1,720	$(856)

Share of gain from equity method investments increased by $2.6 million to $1.7 million for the three months ended June 30, 2024, compared to a ($0.9) million loss for the three months ended June 30, 2023. The change in gain or loss from equity method investments was driven by:

●	FCG: Share of net income from FCG was $1.0 million for the three months ended June 30, 2024 which was consolidated by the Company during the three months ended June 30, 2023.

FCG recorded revenues of $15.7 million in the three-month period ended June 30, 2024 representing an increase of $10.5 million or 202% over the corresponding period of 2023 when FCG was fully consolidated by the Company. Additionally, as previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $11.5 million in revenue relating to this Dragon Ball consultancy agreement during the three months ended June 30, 2024. Operating income of $2.3 million, and net income of $2.5 million were earned during the three months ended June 30, 2024, compared to an operating loss of ($1.1) million and net loss of ($1.1) million for the corresponding period of 2023.

●	The Company recognizes 100% of net income from FCG, less the 9% preferred return to QIC and the amortization of the basis difference of deconsolidation of FCG. FCG net income of $2.5 million for the three months ended June 30, 2024 was reduced by adjustments of ($1.5) million comprised of ($0.7) million in accretion of preference dividend and fees, and ($0.8) million in amortization of basis difference.

●	Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be zero. Therefore, there was no gain or loss recorded during the three months ended June 30, 2024, compared to a $1.3 million share of net loss during the three months ended June 30, 2023. See Note 4– Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	PDP: Share of net income from PDP increased by $0.4 million for the three months ended June 30, 2024, compared to the amount in the corresponding period in 2023, primarily driven by a $0.8 million increase in PDP’s underlying income from operations, offset by a less than ($0.1) million unfavorable change in derivatives, driven by interest rate swaps within the hotel group. The $0.8 million increase in PDP’s income from operations was resulted from a $0.9 million increase in PDP’s revenue, offset by a ($0.1) million increase in its hotel expenses. The Company recognized its 50% share of PDP’s earnings.

●	Karnival: A less than $0.1 million decrease in share of net income from Karnival for three months ended June 30, 2024.

Change in fair value of warrant liability

Loss due to change in fair value of warrant liabilities was ($2.6) million for the three months ended June 30, 2024. The warrant liability relates to the Business Combination which occurred after June 30, 2023, therefore there was no such loss during the three months ended June 30, 2023. Changes in the fair value of warrant liabilities are related primarily to changes in share market price.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $13.0 million for the three months ended June 30, 2024, driven by a $7.6 million decrease in the market price of the Company’s stock between March 31, 2024 and April 29, 2024 when the 2023 performance-based awards were remeasured prior to release of shares from escrow, and a $9.1 million decrease from change in assumptions regarding performance expectations in Q4 2024 due to timing of contracts, partially offset by a $(3.7) million increase in the remaining earnout liabilities due to an increase in the market price of the Company’s Class A Common Stock between March 31, 2024 and June 30, 2024. The earnout liability relates to the Business Combination which occurred after June 30, 2023, therefore, there was no such loss during the three months ended June 30, 2023. The valuation of performance-based awards, such as earnouts, is sensitive to revenue, EBITDA, and changes in share market price. As of June 30, 2024, the Company determined the EBITDA threshold was not met.

Foreign exchange transaction loss

Foreign exchange transaction loss was ($0.1) million for both the three months ended June 30, 2024 and June 30, 2023.

Income tax

Income tax benefit was less than $0.1 million for both the three months ended June 30, 2024 and June 30, 2023.

Segment Reporting

The following table presents selected information about our segment’s results for the three months ended June 30, 2024, and 2023. Subsequent to FCG’s deconsolidation on July 27, 2023, FCG segment income or loss is comprised of only the Company’s equity method share of FCG’s income or loss:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Revenues:
Falcon’s Creative Group	$—	$5,245
Destinations Operations	101	106
Falcon’s Beyond Brands	—	4
Intersegment eliminations	—	(33)
Unallocated corporate revenue	1,697	—
Total revenue	1,798	5,322
Segment income (loss) from operations:
Falcon’s Creative Group	988	(315)
Destinations Operations	(339)	(251)
PDP	656	284
Sierra Parima	—	(1,264)
Falcon’s Beyond Brands	(794)	(1,223)
Intersegment eliminations	—	(16)
Total segment income (loss) from operations	511	(2,785)
Unallocated corporate overhead	(2,309)	(5,480)
Depreciation and amortization expense	(2)	(174)
Interest expense	(438)	(295)
Interest income	3	45
Change in fair value of warrant liabilities	(2,599)	—
Change in fair value of earnout liabilities	13,006	—
Foreign exchange transaction loss	(144)	(129)
Net income (loss) before income taxes	$8,028	$(8,818)
Income tax benefit	—	16
Net income (loss)	$8,028	$(8,802)

Total revenue for the three months ended June 30, 2024, decreased by $3.5 million to $1.8 million compared to $5.3 million for the three months ended June 30, 2023, primarily driven by the deconsolidation of FCG on July 27, 2023 since FCG accounted for the majority of the revenue at FBG. This decrease in revenue related to the deconsolidation of FCG is partially offset by an increase in revenue relating to shared services agreement between FBG and FCG. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation.

Total segment income (loss) from operations for the three months ended June 30, 2024, increased by $3.3 million to $0.5 million income compared to ($2.8) million loss for the three months ended June 30, 2023, due to the following:

●	FCG segment income from operations for the three months ended June 30, 2024, increased by $1.3 million to $1.0 million income as compared to loss of ($0.3) million in the three months ended June 30, 2023, primarily as a result of an increase in revenues and improved margins on new long-term contracts. These positive results were partially offset by adjustments of ($1.5) million comprised of ($0.7) million in accretion of preference dividend and fees, and ($0.8) million in amortization of basis difference.

●	Destinations Operations segment loss from operations was ($0.3) million for both the three months ended June 30, 2024 and June 30, 2023.

●	PDP segment income for the three months ended June 30, 2024, increased by $0.4 million to $0.7 million from $0.3 million for the three months ended June 30, 2023. PDP’s underlying income from operations increased to $1.6 million for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023. The $0.8 million increase in PDP’s income from operations was driven by a $0.9 million increase in revenue from $10.4 million for the three months ended June 30, 2023 to $11.3 million for the three months ended June 30, 2024, resulted from increases in occupancy and rates at the Mallorca and Tenerife hotel properties, partially offset by a ($0.1) million unfavorable increase in hotel expenses. The favorable change in PDP’s net income due to the increase in the income from operations was further offset by a less than ($0.1) million unfavorable change in derivative income. The Company recognized its 50% share of earnings within the PDP segment.

●	Sierra Parima segment loss for the three months ended June 30, 2024, was $0.0 compared to ($1.3) million for the three months ended June 30, 2023. The park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. There were no segment operations to report for Sierra Parima segment for the three months ended June 30, 2024 since the investment has been fully impaired as of December 31, 2023 and the Company has no further obligation to participate in losses of Sierra Parima.

●	FBB segment loss from operations for the three months ended June 30, 2024 decreased by $0.4 million to ($0.8) million compared to loss of ($1.2) million for the three months ended June 30, 2023. For the three months ended June 30, 2024, FBB did not have any revenue and incurred selling, general and administrative expenses of $0.8 million, resulting in segment loss of ($0.8) million. For the three months ended June 30, 2023, FBB recorded revenue of less than $0.1 million and recognized $0.8 million of selling, general and administrative expenses and $0.4 million of research and development expense, resulting in a loss of ($1.2) million for FBB for the quarter ended June 30, 2023.

●	Intersegment eliminations decreased by less than $0.1 million for the three months ended June 30, 2024 due to the deconsolidation of FCG on July 27, 2023. There are no other intersegment eliminations.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see Note 11 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

The results of operations for the six months ended June 30, 2023 include activity related to FCG prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Revenue	$3,314	$14,516
Expenses:
Project design and build expense	—	9,429
Selling, general and administrative expense	12,101	18,900
Transaction expenses	7	—
Credit loss expense	12	254
Research and development	26	902
Depreciation and amortization expense	3	1,516
Loss from operations	(8,835)	(16,485)
Share of gain or (loss) from equity method investments	2,874	(2,135)
Interest expense	(707)	(566)
Interest income	6	45
Change in fair value of warrant liabilities	(2,391)	—
Change in fair value of earnout liabilities	131,621	—
Foreign exchange transaction gain (loss)	(517)	470
Net income (loss)	$122,051	$(18,671)
Income tax benefit	1	19
Net income (loss)	$122,052	$(18,652)

Revenue

	Six months ended June 30, 2024	Six months ended June 30, 2023
Services transferred over time:
Design and project management services	$—	$9,484
Media production services	—	1,578
Attraction hardware and turnkey sales	—	2,013
Other	3,314	110
Total revenue from services transferred over time	3,314	13,185
Services transferred at a point in time:
Digital media licenses	—	1,331
Total revenue from services transferred at a point in time	—	1,331
Total revenue	$3,314	$14,516

Revenue decreased by $11.2 million to $3.3 million for the six months ended June 30, 2024, compared to $14.5 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $13.1 million decrease in revenue relating to services provided by FCG during the six-month period ended June 30, 2023 which has since been deconsolidated by FBG. As a result of the deconsolidation, there was a $3.2 million increase in revenue associated with shares services provided by FBG to FCG during the six-month period ended June 30, 2024.

The Company’s investment in FCG is accounted for under the equity method and, as such, FCG project management and design revenue and related expenses are no longer included in the results of operations subsequent to the deconsolidation of FCG on July 27, 2023.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $6.8 million to $12.1 million for the six months ended June 30, 2024, compared to $18.9 million for six months ended June 30, 2023. The decrease was primarily related to a $5.5 million decrease in audit fees and professional services fees, a $1.1 million decrease in office and administrative expenses, and a $1.1 million decrease in sales and marketing expenses due to and the deconsolidation of FCG, These decreases were partially offset by incremental shared-services headcount to support the expansion of the business and for public company related costs, representing a less than $1.0 million increase in payroll, payroll taxes, and benefits.

Credit loss expense

Credit loss expense decreased $0.3 million to less than $0.1 million for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023.

Research and Development

Research and development expense decreased $0.9 million to less than $0.1 million for the six months ended June 30, 2024, compared to $0.9 million for the six months ended June 30, 2023 due to completion of FBB division projects. There were no FBB research and development projects in the six-month period ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.5 million to less than $0.1 million for six months ended June 30, 2024, compared to $1.5 million for six months ended June 30, 2023, relating primarily to the amortization of the digital ride media asset of $1.1 million recognized in the six months ended June 30, 2023 when the asset was licensed for use by Sierra Parima. The majority of fixed assets and intangible assets were deconsolidated as part of FCG on July 27, 2023, and the digital ride media asset fully impaired during the year ended December 31, 2023, and therefore depreciation and amortization related to those fixed assets and intangible assets was not included in the six months ended June 30, 2024.

Share of gain or loss from equity method investments

	Six months ended June 30, 2024	Six months ended June 30, 2023
PDP	$1,190	$375
Sierra Parima	—	(2,638)
Karnival	163	128
FCG	1,521	—
Total share of gain or (loss) from equity method investments	$2,874	$(2,135)

Share of gain or loss from equity method investments increased by $5.0 million to a $2.9 million gain for the six months ended June 30, 2024, compared to a ($2.1) million loss for the six months ended June 30, 2023. The change in gain or loss from equity method investments was driven by:

●	FCG: Share of net income from FCG was $1.5 million for the six months ended June 30, 2024 which was consolidated by the Company during the six months ended June 30, 2023.

FCG recorded revenues of $30.6 million in the six-month period ended June 30, 2024 representing an increase of $17.5 million or 134% over the corresponding period of 2023 when FCG was fully consolidated by the Company. Additionally, as previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $21.3 million in revenue relating to this Dragon Ball consultancy agreement during the six months ended June 30, 2024. Operating income of $3.9 million, and net income of $4.3 million were earned during the six months ended June 30, 2024, compared to an operating loss of ($2.3) million and net loss of ($2.4) million for the corresponding period of 2023.

●	The Company recognizes 100% of net income, 9% preferred return to QIC and amortization of the basis difference of deconsolidation of FCG. FCG net income of $4.3 million for the six months ended June 30, 2024 was reduced by adjustments of $2.8 million comprised of $1.1 million in accretion of preference dividend and fees, and $1.7 million in amortization of basis difference. See Note 4– Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be zero. Therefore, there was no gain or loss recorded during the six months ended June 30, 2024, compared to a $2.6 million share of net loss during the six months ended June 30, 2023. See Note 4– Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	PDP: Share of net income from PDP increased by $0.8 million for the six months ended June 30, 2024 compared to the corresponding period in 2023, primarily driven by a $1.6 million increase in PDP’s underlying income from operations, a $0.1 million favorable change in finance costs, $0.3 million favorable change in PDP’s derivatives, driven by interest rate swaps within the hotel group, and a ($0.5) unfavorable increase in PDP’s income tax expenses. The $1.6 million increase in PDP’s income from operations was resulted from a $2.0 million increase in PDP’s revenue, offset by a ($0.4) million unfavorable increase in hotel expenses. The Company recognized its 50% share of PDP’s earnings.

●	Karnival: A $0.1 million increase in share of net income from Karnival for the six months ended June 30, 2024, primarily driven by interest income.

Interest expense

Interest expense increased by $0.1 million to $0.7 million for the six months ended June 30, 2024, compared to $0.6 million for the six months ended June 30, 2023.

Change in fair value of warrant liability

Loss due to change in fair value of warrant liabilities was ($2.4) million for the six months ended June 30, 2024. The warrant liability relates to the Business Combination which occurred after June 30, 2023, therefore there was no such loss during the six months ended June 30, 2023. Changes in the fair value of warrant liabilities are related primarily to changes in share market price.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $131.6 million for the six months ended June 30, 2024, driven by a $20.6 million decrease in the market price of the Company’s stock between December 31, 2023 and April 29, 2024 when the 2023 performance based awards were remeasured prior to release of shares from escrow, a $9.4 million change in assumptions regarding performance expectations in Q4, 2024 due to timing of contracts, and a $101.6 million decrease in the remaining earnout liabilities due to a decrease in the market price of the Company’s Class A Common Stock between December 31, 2023 and June 30, 2024. The earnout liability relates to the Business Combination which occurred after June 30, 2023, therefore, there was no such loss during the six months ended June 30, 2023. The valuation of performance-based awards, such as earnouts, are sensitive to revenue, EBITDA, and changes in share market price. As of June 30, 2024, the Company determined the EBITDA threshold was not met.

Foreign exchange transaction loss

Foreign exchange transaction loss increased $1.0 million to ($0.5) million loss for the six months ended June 30, 2024, compared to $0.5 million gain for the six months ended June 30, 2023. The decrease was primarily attributable to the unrealized foreign exchange loss on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the six months ended June 30, 2023 and weakened against the Euro during the six months ended June 30, 2024.

Income tax

Income tax benefit was less than $0.1 million for both the six months ended June 30, 2024 and June 30, 2023.

Segment Reporting

The following table presents selected information about our segment’s results for the six months ended June 30, 2024, and 2023. Subsequent to FCG’s deconsolidation on July 27, 2023, FCG segment income or loss is comprised of only the Company’s equity method share of FCG’s income or loss:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Revenues:
Falcon’s Creative Group	$—	$13,247
Destinations Operations	99	106
Falcon’s Beyond Brands	—	1,481
Intersegment eliminations	—	(318)
Unallocated corporate revenue	3,215	—
Total revenue	3,314	14,516
Segment income (loss) from operations:
Falcon’s Creative Group	1,521	(728)
Destinations Operations	(753)	(798)
PDP	1,190	375
Sierra Parima	—	(2,636)
Falcon’s Beyond Brands	(1,457)	(1,094)
Intersegment eliminations	—	(242)
Total segment income (loss) from operations	501	(5,123)
Unallocated corporate overhead	(6,457)	(11,981)
Depreciation and amortization expense	(3)	(1,516)
Loss on sale of assets	(2)	—
Interest expense	(707)	(566)
Interest income	6	45
Change in fair value of warrant liabilities	(2,391)	—
Change in fair value of earnout liabilities	131,621	—
Foreign exchange transaction (loss) gain	(517)	470
Net income (loss) before income taxes	$122,051	$(18,671)
Income tax benefit	1	19
Net income (loss)	$122,052	$(18,652)

Total revenue for the six months ended June 30, 2024 decreased $11.2 million to $3.3 million compared to $14.5 million for the six months ended June 30, 2023, primarily driven by the deconsolidation of FCG on July 27, 2023 since FCG accounted for the majority of the revenue at FBG. This decrease in revenue related to the deconsolidation of FCG is partially offset by an increase in revenue relating to shared services agreement between FBG and FCG. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation.

Total segment gain from operations increased $5.4 million to a $0.4 million gain for the six months ended June 30, 2024, compared to ($5.0) million loss for the six months ended June 30, 2023 due to the following:

●	FCG segment income from operations increased $2.2 million from ($0.7) million segment loss in the six months ended June 30, 2023 to $1.5 million segment gain in the six months ended June 30, 2024, primarily as a result of an increase in revenues and improved margins on new long-term contracts. These positive results were partially offset by adjustments of ($2.8) million comprised of ($1.1) million in accretion of preference dividend and fees, and ($1.7) million in amortization of basis difference.

●	Destination Operations segment loss from operations for the six months ended June 30, 2024 remained consistent at ($0.8) million for the six months ended June 30, 2023.

●	PDP segment income for the six months ended June 30, 2024, increased by $0.8 million to $1.2 million from $0.4 million for the six months ended June 30, 2023. PDP’s income from operations increased to $2.9 million for the six months ended June 30, 2024, compared to $1.3 million for the six months ended June 30, 2023. The $1.6 million increase in PDP’s income from operations was driven by a $2.0 million increase in revenue from $16.8 million for the six months ended June 30, 2023 to $18.8 million for the six months ended June 30, 2024, resulted from increases in occupancy and rates at the Mallorca and Tenerife hotel properties, partially offset by a ($0.4) million unfavorable increase in hotel expenses. The favorable change in PDP’s net income due to the increase in the income from operations was further increased by $0.1 million favorable change in finance costs, $0.3 million favorable change in derivative income and offset by ($0.5) million increase in income tax expenses. The Company recognized its 50% share of earnings within the PDP segment.

●	Sierra Parima segment loss for the six months ended June 30, 2024 decreased $2.6 million to $0 million compared to ($2.6) million the six months ended June 30, 2023. The park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. There were no segment operations to report for Sierra Parima segment for the six months ended June 30, 2024 since the investment has been fully impaired as of December 31, 2023 and the Company has no further obligation to participate in losses of Sierra Parima.

●	FBB segment loss from operations for the six months ended June 30, 2024 increased by $0.4 million to ($1.5) million compared to ($1.1) million for the six months ended June 30, 2023. For the six months ended June 30, 2024, FBB did not record any revenue but incurred $1.5 million in selling, general and administrative expenses, resulting in segment loss of ($1.5) million. For the six months ended June 30, 2023, FBB recorded revenue of $1.5 million and recognized $1.8 million of selling, general and administrative expenses and $0.8 million of research and development expenses, resulting in segment loss of ($1.1) million.

●	Intersegment eliminations for the six months ended June 30, 2024 decreased $0.2 million to $0 million compared to ($0.2) million for the six months ended June 30, 2023 due to the deconsolidation of FCG on July 27, 2023. There are no other intersegment eliminations.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see Note 11 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense, change in fair value of warrant liabilities, and change in fair value of earnout liabilities.

We believe that Adjusted EBITDA is useful to investors as it eliminates the non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in any business combination and improves comparability by eliminating the interest expense associated with our debt facilities and eliminating the change in fair value of warrant and earnout liabilities, which may not be comparable with other companies based on our structure.

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

The following table sets forth reconciliations of net loss under US GAAP to Adjusted EBITDA for the following periods:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Net income (loss)	$8,028	$(8,802)
Interest expense	438	295
Interest income	(3)	(45)
Income tax benefit	—	(16)
Depreciation and amortization expense	2	174
EBITDA	8,465	(8,394)
Change in fair value of warrant liabilities	2,599	—
Change in fair value of earnout liabilities	(13,006)	—
Adjusted EBITDA	$(1,942)	$(8,394)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Net income (loss)	$122,052	$(18,652)
Interest expense	707	566
Interest income	(6)	(45)
Income tax benefit	(1)	(19)
Depreciation and amortization expense	3	1,516
EBITDA	122,755	(16,634)
Transaction expenses	7	—
Credit loss expense	12	254
Change in fair value of warrant liabilities	2,391	—
Change in fair value of earnout liabilities	(131,621)	—
Adjusted EBITDA	$(6,456)	$(16,380)

Net income increased by $16.8 million to $8.0 million for the three months ended June 30, 2024, compared to ($8.8) million loss for the three months ended June 30, 2023, primarily driven by a $13.0 million gain from change in fair value of earnout liabilities. Net income increased by $140.8 million to $122.1 million for the six months ended June 30, 2024, compared to ($18.7) million losses for the six months ended June 30, 2023, primarily driven by a $131.6 million gain from change in fair value of earnout liabilities.

Adjusted EBITDA increased by $6.5 million from ($8.4) million loss to ($1.9) million loss for three months ended June 30, 2024, primarily due to an increase of $2.6 million in the share of gain from equity method investments and a $3.9 million decrease in selling, general and administrative expenses due to reduction in third party accounting, audit, and legal fees relating to public company readiness. Adjusted EBITDA increased by $9.9 million from ($16.4) million loss to ($6.5) million loss for six months ended June 30, 2024, primarily driven by a decrease of $6.7 million selling, general, and administrative expenses due to reduction in third party accounting, audit, and legal fees relating to public company readiness, and an increase of $5.0 million in the share of gain from equity method investments for the six months ended June 30, 2024, partially offset by a $1.8 million decrease in operating income flow through due to the $11.2 million decrease in revenue due to the deconsolidation of FCG.

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

As of June 30, 2024, our total indebtedness was approximately $35.5 million. We had approximately $1.7 million of unrestricted cash and $3.0 million available for borrowing under our lines of credit.

During the three months ended June 30, 2024, Infinite Acquisitions loaned an additional $1.0 million to the Company pursuant to the revolving credit arrangement. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in December 2026. Further, in April 2024, Falcon’s Opco entered into a one-year term loan agreement with Katmandu Ventures for $7.221 million and a one-year term loan agreement with Universal Kat for $1.25 million. The term loan with Katmandu Ventures and the term loan with Universal Kat both bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the combined proceeds of the term loans from Katmandu Ventures and Universal Kat were used to repay a portion of the Infinite Acquisitions revolving credit arrangement.

Falcon’s Opco entered into a loan amendment with Katmandu Ventures and Universal Kat, respectively, on June 14, 2024, to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from Producciones De Parques, S.L. as result of asset sale transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third party resulting in net proceeds of $20 million or more.

Following the amendments to the loans above, Katmandu Ventures and Universal Kat assigned the loans (in part for Katmandu Ventures of $6.3 million and in full for Universal Kat) to FAST II Sponsor in exchange for the sale of Class A shares of the Company held by FAST II Sponsor. This transfer is solely between Universal Kat, Katmandu Ventures and FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. There were no additional changes to the loan agreement terms due to this reassignment. See Note 6 – Long-term debt and borrowing arrangements.

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

For the six months ended June 30, 2024, we have operational losses, accumulated deficits, and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2024, we have $23.5 million of accrued expenses and other current liabilities, which include $18.8 million of transaction related professional fees, $2.2 million of excise tax payable on FAST II stock redemptions, $1.0 million of accrued payroll and related expenses, and approximately $0.2 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of June 30, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong which need to be paid in 2024. On July 27, 2023, FCG received a closing payment from QIC of $17.5 million (net of $0.5 million in reimbursements). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC (“FCG LLC”) upon the establishment of the employee retention and attraction incentive program. These funds are to be used exclusively by the FCG segment to fund its operations and growth and cannot be used to satisfy the commitments of other segments. Until we can generate sufficient revenue from our five reportable segments to cover operating expenses, working capital and capital expenditures, we expect funds raised from additional debt and/or capital to fund our cash needs.

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

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of June 30, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.4 million and $15.7 million, respectively, are not yet settled as of June 30, 2024 and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions. As of June 30, 2024, we have aggregate outstanding balances of $23.1 million under these financing agreements.

On June 14, 2024, Falcon’s Opco entered into a loan amendment with Katmandu Ventures to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from Producciones De Parques, S.L. as result of an asset transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third party resulting in net proceeds of $20 million or more. Following the amendment above, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor, in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. This transfer is solely between Katmandu Ventures and FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. There were no additional changes to the loan agreement terms due to this reassignment.

For more information regarding our related party transactions, see Note 6 — Long-term debt and borrowing arrangements and Note 7 — Related party transactions included in the notes to the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash used in operating activities	$(6,385)	$(12,610)
Cash used in investing activities	(5)	(1,662)
Cash provided by financing activities	7,397	7,100

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily driven by the activities associated with our FBB segment and corporate overhead activities.

Cash used in operating activities for the six months ended June 30, 2024 was ($6.4) million compared to ($12.6) million for the six months ended June 30, 2023, representing a $6.2 million decrease in cash used in operating activities due to a reduction in legal and professional fees, and the deconsolidation of FCG.

Cash Flows from Investing Activities

Our primary investing activities consisted of the purchase of property, plant and equipment and changes in advances to unconsolidated joint ventures. Net cash used in investing activities was less than $0.1 million during the six months ended June 30, 2024, compared to ($1.7) million net cash used in investing activities during the six months ended June 30, 2023, primarily related to $0.3 million purchases of computer equipment and $1.4 million in advances made to unconsolidated joint ventures.

Cash Flows from Financing Activities

Net cash provided by financing activities increased to $7.4 million in the six months ended June 30, 2024, compared to $7.1 million in the six months ended June 30, 2023. The cash provided by financing activities in the six months ended June 30, 2024 consisted primarily of (i) ($3.4) million decrease in proceeds from and a $2.8 million increase in repayments of the $10.0 million related party revolving credit arrangement with Infinite Acquisitions, (ii) $1.6 million increase in repayment of related party term loans, (iii) $7.3 million increase in proceeds from related party term loans (iv) $0.8 million in advances from affiliates, (v) $1.3 million increase in proceeds from third party term loans, (vi) $0.1 million in proceeds from exercised warrants, (vii) ($1.8) million decrease in equity contributions, and (viii) $0.4 million in proceeds from RSUs issued by affiliates. See Note 6 — Long-term debt and borrowing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

10.1	Falcon’s Beyond Global, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed on April 29, 2024).
10.2	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between QIC Delaware, Inc. and Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.32 to Form 10-K filed on April 29, 2024).
10.3	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Katmandu Ventures, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K filed on April 29, 2024).
10.4	Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K filed on April 29, 2024).
10.5*	Amendment No. 1 to Loan Agreement, dated as of June 14, 2024, entered into by and among Falcon’s Beyond Global, LLC and Katmandu Ventures, LLC.
10.6*	Amendment No. 1 to Loan Agreement, dated as of June 14, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2024	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Principal Financial Officer, Principal Accounting Officer and Authorized Signatory