Form 10-Q
period 2024-09-30
Falcon's Beyond Global, Inc.
filed 2024-11-14
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, a total of 11,066,629 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 96,346,617 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

FALCON’S BEYOND GLOBAL, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Unaudited Condensed Consolidated Financial Statements – Falcon’s Beyond Global, Inc.	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)/Members’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements – Falcon’s Beyond Global, Inc.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Disclosure Controls and Procedures	47
PART II. OTHER INFORMATION		49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
SIGNATURES		51

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. The following important factors, risks, and uncertainties could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

●	We may not be able to sustain our growth, effectively manage our anticipated future growth, implement our business strategies or achieve the results we anticipate.

●	The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.

●	Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and holders of our securities could suffer a total loss of their investment.

●	We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

●	Following the closure of Katmandu Park DR, our FBD business is in transition and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

●	Our growth plans in FCG may take longer than anticipated or may not be successful.

●	Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

●	Anticipated synergies across our three business lines may not create the diversified revenue streams that we believe they will.

●	A significant portion of FCG’s and our revenue is derived from one large client of FCG and any loss of, or decrease in services to, that client could harm FCG’s and our results of operations.

●	Following the completion of the Strategic Investment, the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.

●	The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.

●	We are exposed to risks related to operating in the Kingdom of Saudi Arabia.

●	Our indebtedness and liabilities could limit the cash flow available for our operations, which may adversely affect our financial condition and future financial results. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our businesses.

●	We may expand into new lines of business in our FBB division and may face risks associated with such expansion.

●	We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

●	In certain jurisdictions into which we are currently contemplating expanding, we will rely on strategic relationships with local partners in order to be able to offer and market our products and services. If we cannot establish and maintain these relationships, our business, financial condition and results of operations could be adversely affected.

●	We are dependent on the continued contributions of our senior management and other key employees, and the loss of any of whom could adversely affect our business, operating results, and financial condition.

●	If we are unable to hire, retain, train and motivate qualified personnel and senior management for our businesses and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

●	Failures in, material damage to, or interruptions in our information technology systems, software or websites, and difficulties in updating our systems or software or implementing new systems or software could adversely affect our businesses or operations.

●	Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of services or theft of our assets.

●	Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.

●	Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

●	We are a holding company, and our only material assets are our interests in Falcon’s Opco and our other equity method investments. Accordingly, we will generally be dependent upon distributions from Falcon’s Opco and our other equity method investments to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

●	Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s initial or current unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.

●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

●	If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and Falcon’s Opco might be subject to potentially significant tax inefficiencies, and the Company would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

●	As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

●	The Demerau Family is expected to have significant influence over stockholder decisions because of its share ownership.

●	Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 10 - Commitments and Contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands of U.S. dollars, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$828	$672
Accounts receivable, net ($219 and $632 related party as of September 30, 2024, and December 31, 2023, respectively)	219	696
Other current assets	1,025	1,061
Total current assets	2,072	2,429
Investments and advances to equity method investments	63,915	60,643
Property and equipment, net	24	23
Other non-current assets	539	264
Total assets	$66,550	$63,359

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($1,488 and $1,357 related party as of September 30, 2024, and December 31, 2023, respectively)	$4,710	$3,852
Accrued expenses and other current liabilities ($2,429 and $475 related party as of September 30, 2024, and December 31, 2023, respectively)	24,332	20,840
Short-term debt ($904 related party as of September 30, 2024)	8,471	—
Current portion of long-term debt ($0 and $4,878 related party as of September 30, 2024, and December 31, 2023, respectively)	1,868	6,651
Earnout liabilities – current portion	—	183,055
Total current liabilities	39,381	214,398
Other long-term payables	5,500	5,500
Long-term debt, net of current portion ($22,822 and $18,897 related party as of September 30, 2024, and December 31, 2023, respectively)	25,530	22,965
Earnout liabilities, net of current portion	—	305,586
Warrant liabilities	5,614	3,904
Total liabilities	76,025	552,353

Commitments and contingencies – Note 10

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 10,066,629 issued and outstanding at September 30, 2024 and 500,000,000 shares authorized; 7,871,643 issued and outstanding as of December 31, 2023)	1	1
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 57,346,617 issued and outstanding at September 30, 2024 and 150,000,000 shares authorized; 52,034,117 issued and outstanding as of December 31, 2023)	6	5
Additional paid-in capital	43,116	11,699
Accumulated deficit	(44,322)	(68,594)
Accumulated other comprehensive loss	(215)	(216)
Total equity attributable to common stockholders	(1,414)	(57,105)
Non-controlling interests	(8,061)	(431,889)
Total equity	(9,475)	(488,994)
Total liabilities and equity	$66,550	$63,359

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands of U.S. dollars, except share and per share data)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue ($2,069, $391, $5,383 and $4,628 related party for the three months ended September 30, 2024, and 2023 and for the nine months ended September 30, 2024, and 2023, respectively)	$2,069	$1,581	$5,383	$16,097
Operating expenses:
Project design and build expense	—	722	—	10,151
Selling, general and administrative expense ($69, $31, $69 and $31 related party for the three months ended September 30, 2024, and 2023 and for the nine months ended September 30, 2024, and 2023, respectively)	4,490	4,330	16,591	23,230
Transaction expenses	—	8,918	7	8,918
Credit loss expense – related party ($0, $5,230, $12 and $5,484 related party for the three months ended September 30, 2024, and 2023 and for the nine months ended September 30, 2024, and 2023, respectively)	—	5,230	12	5,484
Research and development expense ($31, $145, $57 and $145 related party for the three months ended September 30, 2024, and 2023 and for the nine months ended September 30, 2024, and 2023, respectively)	39	349	65	1,251
Intangible asset impairment loss	—	2,377	—	2,377
Depreciation and amortization expense	1	59	4	1,575
Total operating expenses	4,530	21,985	16,679	52,986
Loss from operations	(2,461)	(20,404)	(11,296)	(36,889)
Share of gain (loss) from equity method investments	38	(1,555)	2,912	(3,690)
Gain on deconsolidation of FCG	—	27,402	—	27,402
Interest expense $(189), $(241), $(615) and $(624) related party for the three months ended September 30, 2024, and 2023 and for the nine months ended September 30, 2024, and 2023, respectively)	(421)	(321)	(1,128)	(887)
Interest income	4	47	10	92
Change in fair value of warrant liabilities	676	—	(1,715)	—
Change in fair value of earnout liabilities	40,649	—	172,271	—
Foreign exchange transaction gain (loss)	816	(866)	298	(396)
Net income (loss) before taxes	39,301	4,303	161,352	(14,368)
Income tax benefit	—	7	1	26
Net income (loss)	$39,301	$4,310	$161,353	$(14,342)
Net income attributable to noncontrolling interest	33,432	—	137,081	—
Net income attributable to common stockholders	5,869	—	24,272	—

Net income per share
Net income per share, basic	0.58	n/a	2.50	n/a
Net income per share, diluted	0.46	n/a	1.83	n/a
Weighted average shares outstanding, basic	10,066,629	n/a	9,700,372	n/a
Weighted average shares outstanding, diluted	10,253,082	n/a	9,906,753	n/a

Other Comprehensive income (loss):
Net income (loss)	$39,301	$4,310	$161,353	$(14,342)
Foreign currency translation income (loss)	4	405	—	(114)
Total other comprehensive income (loss)	39,305	4,715	161,353	(14,456)
Comprehensive income attributable to noncontrolling interest	33,435	—	137,080	—
Total comprehensive income (loss) attributable to common stockholders	$5,870	$4,715	$24,273	$(14,456)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of U.S. dollars)

	For the nine months ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	161,353	(14,342)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4	1,575
Deferred loss on sales to equity method investments	—	155
Foreign exchange transaction loss (gain)	(261)	372
Share of (gain) loss from equity method investments	(2,912)	3,690
Loss on sale of equipment	2	—
Gain on deconsolidation of FCG	—	(27,402)
Change in deferred tax asset	—	(26)
Credit loss expense ($12 and $5,484 related party for the nine months ended September 30, 2024, and 2023, respectively)	12	5,484
Intangible asset impairment	—	2,377
Change in fair value of earnouts	(172,271)	—
Change in fair value of warrants	1,715	—
Share based compensation expense	1,072	—
Changes in assets and liabilities:
Accounts receivable, net ($401 and $(4,952) related party for the nine months ended September 30, 2024, and 2023, respectively)	441	(3,061)
Other current assets	36	26
Inventories	—	(123)
Contract assets ($0 and $1,680 related party for the nine months ended September 30, 2024, and 2023, respectively)	—	466
Capitalization of ride media content	—	(78)
Deferred transaction costs	—	1,842
Long term receivable – related party	—	(1,314)
Other non-current assets	(274)	66
Accounts payable ($127 and $0 related party for the nine months ended September 30, 2024 and 2023, respectively)	854	6,494
Accrued expenses and other current liabilities ($66 and $33 related party for the nine months ended September 30, 2024, and 2023, respectively)	1,471	7,507
Contract liabilities ($0 and $236 related party for the nine months ended September 30, 2024, and 2023, respectively)	—	(129)
Net cash used in operating activities	(8,758)	(16,421)
Cash flows from investing activities
Purchase of property and equipment	(9)	(307)
Proceeds from sale of equipment	2	—
Cash inflow on deconsolidation of FCG	—	2,577
Investments and advances to unconsolidated joint ventures	—	(1,509)
Net cash (used in) provided by investing activities	(7)	761
Cash flows from financing activities
Short-term advances from affiliates ($2,287 related party for the nine months ended September 30, 2024)	2,287	—
Principal payment on finance lease obligation	—	(106)
Proceeds from debt – related party	7,221	—
Proceeds from debt – third-party	1,250	—
Repayment of debt – related party	(2,297)	(222)
Repayment of debt – third-party	(1,344)	(1,253)
Proceeds from related party credit facilities	6,464	10,629
Repayment of related party credit facilities	(5,392)	(3,153)
Equity contributions	—	1,791
Proceeds from exercised warrants	111	—
Proceeds from RSUs issued to affiliates	626	—
Net cash provided by financing activities	8,926	7,686
Net increase (decrease) in cash and cash equivalents	161	(7,974)
Foreign exchange impact on cash	(5)	(21)
Cash and cash equivalents – beginning of period	672	8,366
Cash and cash equivalents at end of period	828	371
Supplemental disclosures:
Cash paid for interest	465	653
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (all operating lease assets and liabilities have been deconsolidated as of July 27, 2023)	—	514
Finance lease right-of-use assets obtained in exchange for new finance lease liabilities	—	35
Conversion of warrants to common shares, Class A	7,137	—
Conversion of Class B Common Stock to Class A Common Stock	14,733	—
Release of earnout Common shares from escrow	66,255	—
Accrued interest capitalized as debt principal	351	—
Reclassification of earnout shares to equity	250,116	—

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY (UNAUDITED)
(in thousands of U.S. dollars, except unit and share data)

	Units	Members’ capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Members’ equity
December 31, 2022	54,483,789	$94,201	$(24,147)	$(1,690)	$68,364
Net loss			(9,850)		(9,850)
Foreign currency translation gain				283	283
March 31, 2023	54,483,789	$94,201	$(33,997)	$(1,407)	$58,797
Net loss			(8,802)		(8,802)
Foreign currency translation loss				(802)	(802)
Units issued	103,288	1,791	-	-	1,791
June 30, 2023	54,587,077	$95,992	$(42,799)	$(2,209)	$50,984
Net income			4,310		4,310
Foreign currency translation gain				405	405
September 30, 2023	54,587,077	$95,992	$(38,489)	$(1,804)	$55,699

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	loss	deficit	stockholders	Interest	equity
December 31, 2023	7,871,643	$1	52,034,117	$5	$11,699	$(216)	$(68,594)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	7,605				(7,137)			(7,137)	7,230	93
Conversion of Class B common stock to Class A common stock	2,000,000		(2,000,000)		(14,733)			(14,733)	14,733	-
RSU Issuances					85			85	482	567
Net income							17,169	17,169	96,855	114,024
Foreign currency translation gain						1		1	3	4
March 31, 2024	9,879,248	$1	50,034,117	$5	(10,086)	(215)	(51,425)	(61,720)	(312,586)	(374,306)
Release of earnout Common shares from escrow and other	187,381	-	7,312,500	1	15,681			15,682	50,573	66,255
RSU Issuances					86			86	472	558
Net income							1,234	1,234	6,794	8,028
Foreign currency translation loss						(1)		(1)	(7)	(8)
June 30, 2024	10,066,629	1	57,346,617	6	5,681	(216)	(50,191)	(44,719)	(254,754)	(299,473)
Forfeiture of earnout shares					10,345			10,345	58,935	69,280
Reclassification of stock price based earnout shares					27,004			27,004	153,832	180,836
RSU Issuances					86			86	491	577
Net income							5,869	5,869	33,432	39,301
Foreign currency translation income						1		1	3	4
September 30, 2024	10,066,629	1	57,346,617	6	43,116	(215)	(44,322)	(1,414)	(8,061)	(9,475)

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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled at September 30, 2024. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued. Costs incurred in excess of the gross proceeds are recorded in profit or loss.

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

Basis of presentation

The Business Combination was accounted for similar to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Following the closing of the Business Combination, Falcon’s Opco’s Executive Chairman, Mr. Scott Demerau, together with other members of the Demerau family, continued to collectively have a controlling interest of Pubco. As the Business Combination represents a common control transaction from an accounting perspective, the Business Combination was treated similar to a reverse recapitalization. As there was no change in control, Falcon’s Opco has been determined to be the accounting acquirer and Pubco was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Falcon’s Opco issuing stock for the net assets of Pubco, accompanied by a recapitalization. The net assets of Pubco were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequently, results of operations presented for the period prior to the Business Combination are those of Falcon’s Opco.

Falcon’s Opco was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), Falcon’s Treehouse, LLC and its subsidiaries (“Treehouse”) and Falcon’s Treehouse National, LLC (“National”). On April 30, 2021, The Magpuri Revocable Trust, owner of Treehouse and National, and Katmandu Collections, LLLP, (“Collections”) owner of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust contributed 100% of its ownership interests in Treehouse and National in exchange for 33.33% of the membership interests of Falcon’s Opco, and Collections contributed 100% of its ownership in Katmandu in exchange for 66.67% of the membership interests of Falcon’s Opco. In June 2022, Katmandu Collections, LLLP was renamed Infinite Acquisitions, LLLP and subsequently renamed Infinite Acquisitions Partners LLC (“Infinite Acquisitions”).

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

The Company consolidates the assets, liabilities, and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $11.3 million for the nine months ended September 30, 2024, accumulated deficit attributable to common stockholders of $44.3 million as of September 30, 2024, and negative cash flows from operating activities of $8.8 million for the nine months ended September 30, 2024. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 10 – Commitments and contingencies.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders and third-parties, and the Company is reliant upon its stockholders and third-parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of September 30, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to its Form S-4 and other filings. The Company has a working capital deficiency of ($27.0) million which excludes debt that is maturing in the next 12 months as of September 30, 2024. Additionally, the Company has $10.3 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that the additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date these unaudited condensed consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

QIC is entitled to redeem its preferred units on the earlier of (a) the five-year anniversary of the Strategic Investment or (b) any date on which a majority of key persons cease to be employed by FCG. The LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount, and any losses not absorbed by QIC are fully allocated to the Company.

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

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, as of July 27, 2023, the Company does not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements.

After July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet as of September 30, 2024, and December 31, 2023.

See Note 4 – Investments and advances to equity method investments for the Company’s recognition of its retained investment in FCG. The Company’s retained interest in FCG will continue to be presented separately as a reportable segment in Note 11– Segment Information.

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

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. FCG revenue continues to depend on one customer, QIC. FCG had one customer with revenues greater than 10% of total revenue, approximately $12.9 million and $43.2 million for the three and nine months ended September 30, 2024, respectively.

The Company had two customers with revenue greater than 10% of total revenue for the three months ended September 30, 2024, approximately $1.7 million (83% of total revenue) for one customer and $0.3 million (17% of total revenue) for the second customer. For the three months ended September 30, 2023, the Company had two customers with revenue greater than 10% of total revenue, one customer had revenue of approximately $1.2 million (74% of total revenue) and the second customer had revenue of approximately $0.3 million (18% of total revenue).

The Company had one customer with revenues greater than 10% of total revenue, approximately $4.9 million (92% of total revenue) for the nine months ended September 30, 2024, and two customers with revenue greater than 10% of total revenue for the nine months ended September 30, 2023, approximately $11.1 million (69% of total revenue) for one customer and $3.6 million (22% of total revenue) for the second customer. Accounts receivable, net balances with these two customers totaled $0.2 million (99% of total Accounts receivable, net) as of September 30, 2024. Accounts receivable net balances with the two customers totaled $0.6 million (86% of total Accounts receivable, net) as of December 31, 2023.

Recently issued accounting standards

Recently issued accounting standards not yet adopted as of September 30, 2024

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

As of July 27, 2023, FCG was deconsolidated and accounted for as an equity method investment in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated statements of operations and comprehensive income (loss) therefore does not include activity related to FCG after deconsolidation during the nine months ended September 30, 2024, and includes approximately seven months of activity related to FCG prior to deconsolidation during the nine months ended September 30, 2023. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. See total revenues of Falcon’s Creative Group, LLC under Note 4 – Investments and advances to equity method investments.

Disaggregated components of revenue for the Company for the three and nine months ended September 30, 2024, and 2023, respectively, are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Services transferred over time:
Design and project management services	$3	$1,070	$3	$10,555
Media production services	—	196	—	1,773
Attraction hardware and turnkey sales	—	39	—	2,052
Other	2,066	276	5,380	386
Total revenue from services transferred over time	$2,069	$1,581	$5,383	$14,766
Services transferred at a point in time:
Digital media licenses	$—	$—	$—	$1,331
Total revenue from services transferred at a point in time	$—	$—	$—	$1.331
Total revenue	$2,069	$1,581	$5,383	$16,097

In March 2023, the Company licensed the right to use Ride Media Content to Sierra Parima. See Note 7 – Related party transactions for further discussion. After the deconsolidation of FCG, the Company recognizes related party revenue for corporate shared service support provided to FCG. Total related party revenues from services provided to our equity method investments were $2.0 million and $0.4 million for the three months ended September 30, 2024, and 2023, respectively and $5.3 million and $4.6 million for the nine months ended September 30, 2024, and 2023, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $1.7 million and $4.9 million revenue related to services provided to FCG for the three and nine months ended September 30, 2024, respectively.

The following table presents the components of Accounts receivable, net:

	As of
	September 30, 2024	December 31, 2023
Related party	$219	$632
Other	—	64
Total	$219	$696

Revenue recognized for the nine months ended September 30, 2023, that was included in the contract liability balance as of December 31, 2022, was $1.2 million. This revenue was related to FCG, and therefore there was no revenue recognized for the nine months ended September 30, 2024, that was included in the contract liability balance as of December 31, 2023, after FCG’s deconsolidation.

Geographic information

The Company has contracts with customers located in the United States and Spain in the fiscal year 2024 and 2023. The Company also had contracts with customers located in the Caribbean, Hong Kong, and Saudi Arabia in the fiscal year 2023. The following table presents revenues based on the geographic location of the Company’s customer contracts:

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
Saudi Arabia	$-	$1,197	$-	$11,358
Caribbean	-	(4)	-	3,598
USA	1,722	(9)	4,937	108
Hong Kong	-	116	-	635
Other	347	281	446	398
Total revenue	$2,069	$1,581	$5,383	$16,097

Destinations Operations

The Company had $0.3 million and $0.4 million Destinations Operations revenue during the three and nine months ended September 30, 2024, respectively. Destinations Operations revenue was $0.3 and $0.4 million for the three and nine months ended September 30, 2023, respectively.

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

As of December 31, 2023, the Company’s equity investment in Sierra Parima was deemed to be other-than-temporarily impaired. The Company estimated the fair value of its investment in Sierra Parima utilizing a discounted cash flow analysis and supported by a market multiples approach. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material.

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of September 30, 2024. Any future capital fundings will be discretionary.

iv)	Karnival

On November 2, 2021, the Company entered into a joint venture agreement to acquire a 50% interest in Karnival, a joint venture established with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partners are committed to funding non-interest-bearing advances of $9 million (HKD 69.7 million) each, over a three-year period. As of September 30, 2024, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of September 30, 2024.

Investments and advances to equity method investments as of September 30, 2024, and December 31, 2023, consisted of the following:

	As of
	September 30, 2024	December 31, 2023
FCG	$30,793	$30,930
PDP	26,040	22,870
Karnival	7,082	6,843
	$63,915	$60,643

The Company’s Share of gain or (loss) from equity method investments for the three and nine months ended September 30, 2024, and 2023 comprised of:

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023
FCG(1)	$(1,658)	$(1,598)	$(137)	$(1,598)
PDP	1,619	1,527	2,810	1,902
Sierra Parima	—	(1,616)	—	(4,254)
Karnival	77	132	239	260
	$38	$(1,555)	$2,912	$(3,690)

(1)	The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of net income (loss), less 9% preferred return to QIC and amortization of the basis difference of deconsolidation of FCG. For the three months ended September 30, 2024, the Company recognized $(1.7) million of net loss from FCG, which equals the $(0.1) million total net loss from FCG less adjustments of $(1.6) million comprised of $(0.7) million in accretion of preference dividend, less than $(0.1) million in accretion of fees, and $(0.8) million in amortization of basis difference. For the nine months ended September 30, 2024, the Company recognized less than $(0.1) million net loss from FCG, which equals the $4.2 million total net income from FCG less adjustments of $(4.3) million comprised of $(1.8) million in accretion of preference dividend and fees, and $(2.5) million in amortization of basis difference. The Company will continue to recognize 100% of the gains or (losses) from its equity method investment in FCG based on the terms of the LLCA until the split in equity accounts becomes 25% related to QIC and 75% to the Company.

The following tables provide summarized balance sheet information for the Company’s equity method investments:

	As of September 30, 2024
	FCG	PDP	Karnival
Current assets	$28,446	$17,414	$16,598
Non-current assets	28,993	85,937	2,424
Current liabilities	11,924	19,151	17,956
Non-current liabilities	6,213	32,121	-

	As of December 31, 2023
	FCG	PDP	Sierra Parima	Karnival
Current assets	$12,575	$8,283	$2,697	$16,030
Non-current assets	19,730	87,280	18,714	1,805
Current liabilities	7,375	14,048	62,070	(17,250)
Non-current liabilities	1,801	35,777	9,973	—

The following tables provide summarized related party balances of FCG, Sierra Parima and PDP:

	As of September 30, 2024
	FCG	PDP
Assets	$5,297	$2,568
Liabilities	51	2,560

	As of December 31, 2023
	PDP	FCG	Sierra Parima
Assets	$2,288	$7,503	$2,230
Liabilities	1,685	3,384	57,438

Assets comprise primarily of accounts receivable and other current assets.  Liabilities comprise primarily of accounts payable and accrued expenses and other current liabilities.

The following tables provide summarized statements of operations for the Company’s equity method investments:

	For the three months ended September 30
	2024		2023
	FCG	PDP	FCG(1)	PDP	Sierra Parima
Total revenues	$13,155	$17,837	$3,270	$15,830	$792
Income (loss) from operations	89	5,710	(1,045)	4,648	(2,808)
Net income (loss)	(111)	3,240	(1,044)	3,055	(2,825)

	For the nine months ended September 30
	2024		2023
	FCG	PDP	FCG(1)	PDP	Sierra Parima
Total revenues	$43,801	$36,588	$3,270	$32,600	$2,017
Income (loss) from operations	3,933	8,635	(1,045)	5,986	(8,031)
Net income (loss)	4,173	5,508	(1,044)	3,805	(8,098)

(1)	The summarized results of FCG disclosed above are subsequent to FCG’s deconsolidation on July 27, 2023.

The results of operations for Karnival for the three and nine months ended September 30, 2024, and 2023 were not material for the periods presented and, as such, not included in the tables above. As of December 31, 2023, the equity investment in Sierra Parima was deemed to be other-than-temporarily impaired, and therefore, not included in the table above.

The following table provides FCG, PDP and Sierra Parima’s summarized related party activity for the three months ended September 30, 2024, and 2023:

	For the three months ended September 30
	2024		2023
	FCG	PDP	FCG	PDP	Sierra Parima
Total revenues	$13,001	$52	$2,675	$247	$461
Total expenses	3,237	2,082	1,602	1,656	877

The following table provides FCG, PDP and Sierra Parima’s summarized related party activity for the nine months ended September 30, 2024, and 2023:

	For the nine months ended September 30
	2024		2023
	FCG	PDP	FCG	PDP	Sierra Parima
Total revenues	$43,300	$85	$2,675	$260	$1,551
Total expenses	$5,068	4,107	1,602	3,438	4,733

(1)	The summarized results of FCG disclosed above are subsequent to FCG’s deconsolidation on July 27, 2023.

5.	Accrued expenses and other current liabilities

The Company’s Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2024	December 31, 2023
Audit and professional fees	$18,187	$17,605
Excise tax payable on FAST II stock redemptions	2,211	2,211
Accrued payroll and related expenses	1,174	592
Accrued interest	400	9
Demand note payable	50	—
Short-term advance from affiliate	2,287	—
Other	23	423
	$24,332	$20,840

Accrued expenses and other current liabilities with related parties were $2.4 million as of September 30, 2024, and $0.3 million as of December 31, 2023.

6.	Long-term debt and borrowing arrangements

The Company’s indebtedness as of September 30, 2024, and December 31, 2023, consisted of the following:

	As of September 30, 2024	Interest Rate	As of December 31, 2023	Interest Rate
$15 million revolving credit arrangement – related party (due September 30, 2034)	$8,057	2.75%	$6,828	2.75%
€1.5 million term loan (due April 2026)	678	1.70%	980	1.70%
$12.785 million term loan – related party (due December 2026)(1)	—	—	9,697	2.75%
€7 million term loan (due April 2027)	3,898	5.67%	4,861	6.00%
$7.25 million term loan – related party (due December 2027)(1)	—	—	7,250	3.75%
$1.25 million term loan – (due March 31, 2025)	1,250	8.88%	—	—
$14.765 Term Loan – related party (due September 30, 2034)(1)	14,765	8.00%	—	—
$7.22 million term loan – related party (due March 31, 2025)	7,221	8.88%	—	—
	35,869		29,616
Less: Current portion of long-term debt and short-term debt	10,339		6,651
	$25,530		$22,965

(1)	Term loan modified on September 30, 2024. The outstanding principal and interest were refinanced into a new $14.765 million term loan.

As of September 30, 2024, the remaining commitment available under the Company’s related party revolving credit arrangements was the following:

Available Capacity
$15 million revolving credit arrangement (due September 30, 2034)	$6,943

$15 million revolving credit arrangement

Effective as of September 30, 2024, the Company amended and restated the revolving credit arrangement with Infinite Acquisitions. to increase the maximum capacity from $10.0 million to $15.0 million. In addition, the maturity date was extended to September 30, 2034 and the interest rate increased to the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

€1.5 million term loan

In April 2020, the Company entered into a six-year €1.5 million Institute of Official Credit (ICO) term loan with a Spanish bank, with a fixed interest rate of 1.70%. The loan was interest only for the first twelve months, thereafter principal and interest is payable monthly in arrears.

$12.785 million term loan

In December 2021, the Company entered into a five-year $12.785 million term loan with Collections, renamed Infinite Acquisitions. The loan bears interest at 2.75% per annum. The loan was interest only for the first twelve months, thereafter principal and interest is payable quarterly in arrears.

The outstanding principal and interest as of September 30, 2024, were refinanced into a new $14.765 million term loan. See below $14.765 million term loan disclosure.

€7 million term loan

In March 2019, the Company entered into an eight-year €7 million term loan with a Spanish bank, with interest at six-month Euribor plus 2.00%. The loan was interest only for the first eighteen months, thereafter principal and interest was payable monthly in arrears. The loan is collateralized by the Company’s investment in PDP.

$7.25 million term loan

In December 2022, the Company entered into a five-year $7.25 million term loan with Infinite Acquisitions. The loan bears interest at 3.75% per annum. The loan was interest only for the first twelve months, thereafter principal and interest is payable quarterly in arrears.

The outstanding principal and interest as of September 30, 2024, were refinanced into a new $14.765 million term loan. See below $14.765 million term loan disclosure.

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

Following the amendment above, Universal Kat assigned the entire loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale by FAST II Sponsor to Universal Kat of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II Sponsor and Universal Kat, and therefore there was no impact to the Company’s financial statements as a result of this transfer. There were no additional changes to the loan agreement terms due to this reassignment.

The repayment schedule of this loan was modified again on October 18, 2024. See Note 17 – Subsequent Events.

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

The repayment schedule of this loan was modified again on October 18, 2024. See Note 17 – Subsequent Events.

$14.765 million term loan

Effective as of September 30, 2024, the Company entered into a ten-year $14.765 million term loan with Infinite Acquisitions following the modification for the $12.785 million term loan, previously due December 2026, and the $7.25 million term loan, previously due December 2027. The new loan bears interest at 8.00% per annum. Payments are interest only for the first five years, thereafter, principal and interest is payable quarterly in arrears.

7.	Related party transactions

Related party notes

In January 2023, the Company loaned $2.5 million to Infinite Acquisitions for 20 days. The Company received interest income at 2.75% during this 20-day period. Interest income from this short-term related party advance was $0 million and $0.1 million for the three and nine months ended September 30, 2023, respectively.

 Accounts Receivable

The Company has a receivable from PDP for $0.2 million as of September 30, 2024.

Accounts Payable

The Company has a payable to PDP for $1.4 million related to marketing services as of September 30, 2024.

Accrued expenses and other current liabilities

The Company has a short-term advance from FCG for $2.3 million as of September 30, 2024.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions. These loans had no accrued interest as of September 30, 2024, and December 31, 2023, respectively. Loans with Katmandu Ventures, LLC had accrued interest of $0.1 million and $0.0 million as of September 30, 2024, and December 31, 2023, respectively. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Services provided to equity method investments

FCG has been contracted for various design, master planning, attraction design, hardware sales and commercial services for themed entertainment offerings by the Company’s equity method investments. As of July 27, 2023, FCG has been deconsolidated and is also now accounted for as an equity method investment. Destinations Operations recognizes management and incentive fees from the Company’s equity method investments. See Note 3 – Revenue.

Intercompany Services Agreement between FCG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 – Description of business and basis of presentation, the Intercompany Services Agreement was established between FCG and the Company. There were no accounts receivable balances outstanding as of September 30, 2024 and December 31, 2023 related to the Intercompany Services Agreement. The Company recognized $1.7 million and $4.9 million revenues related to services provided to FCG for the three and nine months ended September 30, 2024. See Note 3 – Revenue.

FCG also provides marketing, R&D, and other services to FBG. The Company owes FCG less than $0.1 million related to these services as of September 30, 2024, and December 31, 2023. The Company has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. The Company had zero and $0.6 million in accounts receivable from FCG related to reimbursable costs as of September 30, 2024 and as of December 31, 2023, respectively.

Digital media license revenue and related receivable with equity method investment

During March 2023, the Company licensed the right to use digital ride media content to Sierra Parima. The Company recognized digital media license revenue of $0 million and $1.5 million for the three and nine months ended September 30, 2023.

On March 7, 2024, Sierra Parima’s Katmandu Park DR was closed to visitors. Development plans for future parks, where this digital media license would have been deployed, have been deferred indefinitely, and the Company does not expect any future revenue from this digital media license in the near term.

Subscription agreement with Infinite Acquisitions

On October 4, 2023, in connection with the Business Combination, Infinite Acquisitions irrevocably committed to invest approximately $12.8 million in the Company. As of September 30, 2024, Infinite Acquisitions has not met its commitment.

$7.221 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC, a greater than 10% shareholder of the Company. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears. As discussed in Note 6, Falcon’s Opco entered into a loan amendment with Katmandu Ventures to defer the first interest and principal payment to be no later than September 30, 2024. Following the amendment, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor. The remaining $0.9 million of the loan is still outstanding with Katmandu Ventures. The repayment schedule of this loan was modified again on October 18, 2024. See Note 17 – Subsequent Events.

8.	Income taxes

The tax provisions for the three and nine months ended September 30, 2024, and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2024, respectively. The Company paid less than $0.1 million in income taxes for the three and nine months ended September 30, 2024, respectively. There were no income taxes paid by the Company for the three and nine months ended September 30, 2023.

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company did not record any income tax benefit for the three months ended September 30, 2024, and it recorded an income tax benefit of less than $0.1 million for the nine months ended September 30, 2024, and for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, the Company had a valuation allowance only against its deferred tax assets in Spain.

9.	Tax Receivable Agreement

On October 6, 2023,  the partners of Falcon’s Opco at the time of the Acquisition Merger (“Exchange TRA Holders”), along with the Company (collectively the “TRA Holders”), entered into a Tax Receivable Agreement (“TRA Agreement”) with Falcon’s Opco that provides for the payment by Falcon’s Opco to the TRA Holders of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by Falcon’s Opco or exchanges, or deemed exchanges in certain circumstances, of common units of Falcon’s Opco for the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement (the “TRA Payment”).  This agreement was amended on October 24, 2024. See Note 17 – Subsequent Events.

During the nine months ended September 30, 2024, the Company did not recognize an increase to its net deferred tax assets due to the full valuation allowance.

10.	Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024, and in Form 10-Q filed on August 13, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2024, and December 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — As of January 1, 2024, the Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2025 onward.

As of September 30, 2024, the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million).

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

Reportable segments’ measure of profit and loss is earnings before interest, taxes, foreign exchange gain (loss), gain on deconsolidation of FCG, impairments, depreciation and amortization and change in fair values in warrant and earnout liabilities. See Note 7 – Related party transactions for transactions between the Company’s wholly-owned businesses and equity method investments.

	Three months ended September 30, 2024
	Falcon’s	Falcon’s Beyond Destinations		Falcon’s		Unallocated
	Creative Group	Destination Operations	PDP	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$	$347	$-	$1	$-	$1,721	$2,069
Share of gain or (loss) from equity method investments	(1,658)	77	1,619				38
Segment income (loss) from operations	(1,658)	(91)	1,619	(706)		(1,586)	(2,422)
Depreciation and amortization expense							(1)
Interest expense							(421)
Interest income							4
Change in fair value of warrant liabilities							676
Change in fair value of earnout liabilities							40,649
Foreign exchange transaction gain							816
Income tax benefit							-
Net income							$39,301

	Three months ended September 30, 2023
	Falcon’s		Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group		Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$1,267	(1)	$274	$—	$—	$1	$39	$—	$1,581
Share of gain or (loss) from equity method investments	(1,044)	(2)	84	1,527	(1,413)	—	(709)	—	(1,555)
Segment income (loss)	(4,868)		(526)	1,527	(1,413)	(2,356)	(671)	(11,216)	(19,523)
Depreciation and amortization expense									(59)
Gain on deconsolidation FCG									27,402
Impairment of intangible assets									(2,377)
Interest expense									(321)
Interest income									47
Foreign exchange transaction loss									(866)
Income tax benefit									7
Net income									$4,310

(1)	Revenue for the period ended July 27, 2023 (prior to FCG’s deconsolidation).
(2)	The Company’s share of its equity method investment in FCG subsequent to deconsolidation on July 27, 2023.

	Nine months ended September 30, 2024
	Falcon’s	Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group	Destination Operations	PDP		Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$	$445	$		$1	$	$4,937	$5,383
Share of gain or (loss) from equity method investments	(137)	239		2,810				2,912
Segment income (loss) from operations	(137)	(846)		2,810	(2,162)		(8,045)	(8,380)
Depreciation and amortization expense								(4)
Share of equity method investee’s impairment of fixed assets
Interest expense								(1,128)
Interest income								10
Change in fair value of warrant liabilities								(1,715)
Change in fair value of earnout liabilities								172,271
Foreign exchange transaction gain								298
Income tax benefit								1
Net income								$161,353

	Nine months ended September 30, 2023
	Falcon’s		Falcon’s Beyond Destinations			Falcons		Unallocated
	Creative Group		Destination Operations	PDP	Sierra Parima	Beyond Brands	Intersegment eliminations	corporate overhead	Total
Revenue	$14,514	(1)	$380	$—	$—	$1,482	$(279)	$—	$16,097
Share of gain or (loss) from equity method investments	(1,044)	(2)	212	1,902	(4,049)		(711)		(3,690)
Segment income (loss)	(5,596)		(1,324)	1,902	(4,049)	(3,450)	(913)	(23,197)	(36,627)
Depreciation and amortization expense									(1,575)
Gain on deconsolidation FCG									27,402
Impairment of intangible assets									(2,377)
Interest expense									(887)
Other income									92
Foreign exchange transaction loss									(396)
Income tax benefit									26
Net loss									$(14,342)

(1)	Revenue for the period ended July 27, 2023 (prior to FCG’s deconsolidation).
(2)	The Company’s share of its equity method investment in FCG subsequent to deconsolidation on July 27, 2023.

12.	Earnouts

At the closing of the Business Combination, the Company issued 1,937,500 Earnout Shares in the form of Class A Common Stock and 75,562,500 Earnout Shares in the form of Class B Common Stock. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement.

Earnout Shares were deposited into escrow at Closing to be earned, released, and delivered upon satisfaction of certain milestones related to the earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the gross revenue of the Company during periods between July 1, 2023 and December 31, 2024, and the volume weighted average closing sale price of the Company’s shares of Class A Common Stock during the five-year period beginning on the one-year anniversary of the Acquisition Merger and ending on the six-year anniversary of the Acquisition Merger. During the three and nine months ended September 30, 2024, 187,500 Class A shares were earned and released. During the three and nine months ended September 30, 2024, 7,312,500 Class B shares were earned and released. 312,500 Earnout Shares in the form of Class A Common Stock were forfeited and 12,187,500 Earnout Shares in the form of Class B Common Stock were forfeited.

Prior to September 30, 2024, the Earnout Shares were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income (loss). On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets. An aggregate of 437,500 shares of Class A common stock and 17,062,500 shares of Class B common stock and an equal number of Falcon’s Opco units were forfeited in connection with the earnout shares forfeiture.

The forfeiture is treated as a modification of the original earnout agreement. The remaining earnout shares which are to be released and earned based on the Company’s stock price meet the requirements for equity classification after the modification. The Company adjusted the fair value of the earnout shares a final time on September 30, 2024, immediately prior to the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity as of September 30, 2024.

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million and $488.6 million as of September 30, 2024, and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recognized $(40.6) million and $(172.3) million of gain related to the change in fair value of earnout liabilities included in the unaudited condensed consolidated statement of operations and comprehensive income (loss). After the reclassification to equity, the earnout shares will not require subsequent fair value measurement. See Note 16 – Fair value measurement for the activity related to the earnout liability during the nine months ended September 30, 2024.

13.	Stock warrants

As of September 30, 2024, there are 5,198,420 warrants outstanding. The warrants outstanding are exercisable, at an exercise price of $11.50 per share, for 1.034999 shares of Class A common stock. 7,349 warrants were exercised for 7,605 shares of Class A Common Stock during the nine months ended September 30, 2024. The warrants do not meet the criteria for equity treatment under ASC 815. As such, the warrants are classified as liabilities and are adjusted to fair value at the end of each reporting period.

The Company remeasures the fair value of the warrants based on their quoted market price. The Company recognized a gain of $0.7 million for the three months ended September 30, 2024 and a loss of $1.7 million for the nine months ended September 30,2024 related to the change in fair value of warrant liabilities, which is recognized in Change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2024:

Year of Issue	Number of Shares Issuable	Exercise Price	Expiration Date	Classification
2023	5,380,360	11.5	10/5/2028	Liability

14.	Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 959,179 RSUs are outstanding. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

Restricted Stock Units
Nonvested at January 1, 2024	939,330
Granted	50,874
Forfeited	31,025
Vested	—
Nonvested at September 30, 2024	959,179
Vested at September 30, 2024	—

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

The Company recognized stock-based compensation expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, which is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.6 million and $0.2 million compensation cost for RSU’s granted to FCG employees for the three and nine months ended September 30, 2024, are recognized as a receivable from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

15.	Equity and net loss per share

Authorized Capitalization

The total amount of the Company’s authorized capital stock consists of (a) 650,000,000 shares of Common Stock, par value $0.0001 per share consisting of (i) 500,000,000 shares of Class A Common Stock, and (ii) 150,000,000 shares of Class B Common Stock, and (b) 30,000,000 shares of preferred stock, par value $0.0001 per share.

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

Preferred Stock

There are no outstanding shares of preferred stock as of September 30, 2024, or December 31, 2023.

The weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024, used to determine the Company’s Net income per share reflects the following:

	For three months ended	For nine months ended
(amounts in thousands, except number of shares and amount per share)	September 30, 2024	September 30, 2024
Numerator:
Net income	39,301	161,353
Net income attributable to noncontrolling interests	33,432	137,081
Net income available to Class A common stockholders	5,869	24,272

Adjustment for dilutive RSUs	-	1
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	(1,110)	(6,162)

Dilutive net income attributable to Class A common stockholders	4,759	18,111

Denominator:
Weighted average Class A common stock outstanding – basic	10,066,629	9,700,372

Adjustment for dilutive RSUs	991	330
Adjustment for dilutive Class A earnout shares	185,462	206,051

Weighted average Class A common stock outstanding – diluted	10,253,082	9,906,753

Net income per Class A common share – basic:	0.58	2.50
Net income per Class A common share – diluted:	0.46	1.83

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

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Class A earnout shares	1,000,000	1,000,000
Class B earnout shares	39,000,000	39,000,000
Warrants to purchase common stock	5,198,420	5,198,420
RSUs	915,568	915,568

On September 30, 2024, the Company’s board of directors declared a stock dividend of 0.2 shares of Class A common stock per share of Class A common stock outstanding, payable on December 17, 2024, to stockholders of record as of December 10, 2024 (the “Stock Dividend”). Additionally, as a result of the Stock Dividend, holders of the Company’s Class B common stock will receive a stock dividend of 0.2 shares of Class B common stock per share of Class B common stock outstanding, and the Falcon’s Beyond Global, LLC common units that are issued and outstanding will be adjusted to reflect the same economic equivalent of the Stock Dividend. Outstanding warrants, restricted stock units and other equity awards will be similarly adjusted in accordance with their terms. Pro forma earnings per share amounts are disclosed below to show the effect of the Stock Dividend.

Pro Forma Earnings Per Share post Stock Dividend basis

	For the three months ended		For the nine months ended
Net income per share – Pro forma post Stock Dividend	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income per share, basic	0.49	n/a	2.09	n/a
Net income per share, diluted	0.39	n/a	1.52	n/a
Weighted average shares outstanding, basic	12,079,955	n/a	11,640,446	n/a
Weighted average shares outstanding, diluted	12,303,698	n/a	11,888,104	n/a

16.	Fair value measurement

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$5,614	$—	$—	$5,614
Earnout liabilities		—	—
	$5,614	$—	$—	$5,614

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$3,904	$—	$—	$3,904
Earnout liabilities	—	—	488,641	488,641
	$3,904	$—	$488,641	$492,545

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. The earnouts based on revenue and EBITDA as well as the earnouts based on the Company’s stock price have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue and EBITDA forecasts as well as the assumptions listed in the tables below.

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts. The Company has not paid cash dividends and does not intend to do so in the foreseeable future The payment of any dividends is within the discretion of the Company’s board of directors and will be dependent upon the Company’s revenue and earnings, if any, capital requirements, and general financial condition. Further, the Company’s ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment. Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

On September 30, 2024, following the earnout forfeiture, the Company adjusted the fair value of all earnout shares a final time, immediately before the modification and ignoring the effect of the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity as of September 30, 2024. After reclassification into equity, the earnout shares will not require subsequent fair value measurement. See Note 12 - Earnouts.

The following table presents the unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets:

	September 30, 2024	December 31, 2023
Current stock price	9.91	12.30
Earnout period – beginning	7/1/2023	7/1/2023
Earnout period – end	12/31/2024	12/31/2024
Equity volatility, EBITDA volatility	30.00%	25.0%
Operational leverage ratio	65.00%	65.00%
Revenue volatility	10.00%	10.00%
Revenue/stock price correlation	40.00%	45.00%
EBITDA/stock price correlation	30.00%	25.00%
Revenue discount rate	14.27%	9.21%
Dividend yield	0.00%	0.00%

The following table presents the unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price:

	September 30, 2024	December 31, 2023
Term (years)	5.0	5.8
Volatility	40.00%	40.00%
Risk-free rate	3.55%	3.80%
Dividend yield	0.00%	0.00%
Current stock price	9.91	12.30

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Earnout Liabilities
Balance as of December 31, 2023	$488,641
Issuances	—
Change in fair value	(118,615)
Balance as of March 31, 2024	$370,026
Release of earnout shares	(66,255)
Change in fair value	(13,006)
Balance as of June 30, 2024	$290,765
Change in fair value	(40,649)
Forfeiture of earnout shares	69,280
Reclassification of stock price based earnout shares	180,836
Balance as of September 30, 2024	$—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented. As of September 30, 2024, all earnouts were adjusted to fair value and reclassified into equity.

17.	Subsequent events

Subsequent to September 30, 2024, Infinite Acquisitions has loaned an additional $0.5 million to the Company pursuant to the revolving credit arrangement.

On October 18, 2024, the Company entered into a second loan amendment with Universal Kat and FAST II Sponsor in regard to the $1.25 million term loan to defer the first, second, and 50% of the third interest and principal payments to the earlier of 1) November 15, 2024; 2) within five business days after the date upon which the Company receives a distribution of funds from PDP as a result of an asset transaction; or 3) within five business days after the date upon which the Company receives cash proceeds as the result of an debt or equity fundraising transaction with one or more third parties resulting in net proceeds to the Company of $10 million or more. The remaining 50% of third interest and principal payment will occur at the earliest of 1) December 31, 2024; 2) within five business days after the date upon which the Company received a distribution of funds from PDP as result of asset transaction; or 3) within five business days after the date upon which the Company receives cash proceeds as the result of a debt or equity fundraising transaction with a third party resulting in net proceeds to the Company of $10 million or more.

The Company also entered into a second loan amendment with Katmandu Ventures in regard to the $7.221 million term loan to defer the payment of $0.9 million plus accrued interest to the earliest of 1) March 31, 2025; or 2) within five business days after the date upon which the Company receives a distribution of funds from PDP as a result of an asset transaction and within five business days after the date upon which the Company receives cash proceeds as the result of an debt or equity fundraising transaction with a third party resulting in net proceeds to the Borrower of $10 million or more.

On October 24, 2024, the Company and Exchange TRA Holders entered into an Amendment to the Tax Receivable Agreement to clarify the rights of a TRA Holder that transfers units but does not assign the transferee its rights under the TRA Agreement with respect to such transferred units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three and nine months ended September 30, 2024, and 2023, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

The Company operates at the intersection of three potential high-growth business opportunities: content, technology, and experiences. We create immersive entertainment experiences by designing theme parks, developing engaging content, and bringing brands to life through innovative storytelling and technology. We aim to engage, inspire, and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through five operating segments.

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

We went public and listed our shares on Nasdaq on October 6, 2023, in connection with a Business Combination with FAST Acquisition Corp. II.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the three and nine months ended September 30, 2024, and September 30, 2023.

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

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, an accumulated deficit, and negative cash flows from operating activities for the three and nine months ended September 30, 2024. Accordingly, as of August 13, 2024, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon distributions from equity method investments, its stockholders, and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of September 30, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. As of September 30, 2024, the Company has a working capital deficiency of $(27.0) million which excludes debt maturing in the next 12 months. Additionally, the Company has $10.3 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Quarterly Report. This Quarterly Report does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Following the amendment above, Universal Kat assigned its entire loan, and Katmandu Ventures assigned $6.3 million of its loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent of the assignment. This transfer was between FAST II Sponsor and Katmandu Ventures and Universal Kat, respectively. There were no additional changes to the loan agreement terms due to this reassignment. The repayment schedules of these two loans were modified again on October 18, 2024. See Note 17 – Subsequent Events in the Company’s unaudited condensed consolidated financial statements.

Prior to September 30, 2024, the Earnout Shares were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income (loss). On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be to be released and earned based on meeting EBITDA and revenue targets. An aggregate of 437,500 shares of Class A common stock and 17,062,500 shares of Class B common stock and an equal number of Falcon’s Opco units were forfeited in connection with the earnout shares forfeiture.

The forfeiture is treated as a modification of the original earnout agreement. The remaining earnout shares which are to be released and earned based on the Company’s stock price meet the requirements for equity classification after the modification. The Company adjusted the fair value of the earnout shares a final time on September 30, 2024, immediately prior to the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity as of September 30, 2024.

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million and $488.6 million as of September 30, 2024, and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recognized $(40.6) million and $(172.3) million of gain related to the change in fair value of earnout liabilities included in the unaudited condensed consolidated statement of operations and comprehensive income (loss). After the reclassification to equity, the earnout shares will not require subsequent fair value measurement. See Note 16 – Fair value measurement in the Company’s unaudited condensed consolidated financial statements for the activity related to the earnout liability during the nine months ended September 30, 2024.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

Three months ended September 30, 2024, compared to three months ended September 30, 2023

The results of operations for the three months ended September 30, 2023, include activity related to FCG prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Revenue	$2,069	$1,581
Expenses:
Project design and build expense	-	722
Selling, general and administrative expense	4,490	4,330
Transaction expenses	-	8,918
Credit loss expense	-	5,230
Research and development	39	349
Intangible asset impairment expense	-	2,377
Depreciation and amortization expense	1	59
Loss from operations	(2,461)	(20,404)
Share of gain or (loss) from equity method investments	38	(1,555)
Gain on deconsolidation of FCG LLC	-	27,402
Interest expense	(421)	(321)
Interest income	4	47
Change in fair value of warrant liabilities	676	-
Change in fair value of earnout liabilities	40,649	-
Foreign exchange transaction gain (loss)	816	(866)
Net income before taxes	$39,301	$4,303
Income tax benefit	—	7
Net income	$39,301	$4,310

Revenue

	Three months ended September 30, 2024	Three months ended September 30, 2023
Services transferred over time:
Design and project management services	$3	$1,070
Media production services	-	196
Attraction hardware and turnkey sales	-	39
Other	2,066	276
Total revenue	$2,069	$1,581

Revenue increased by $0.5 million to $2.1 million for the three months ended September 30, 2024, compared to $1.6 million for the three months ended September 30, 2023. The increase was primarily attributable to a $1.8 million increase in revenue from services provided to the Company’s equity method investments during the three-month period ended September 30, 2024. This was partially offset by a decrease of $1.3 million during the three-month period ended September 30, 2024, as a result of the FCG deconsolidation.

Selling, general and administrative expense

Selling, general and administrative expense increased by $0.2 million to $4.5 million for the three months ended September 30, 2024, compared to $4.3 million for the three months ended September 30, 2023. The increase was primarily related to a $0.4 million increase in audit fees and professional services fees and a $0.6 million increase in payroll, payroll taxes and benefits to support the expansion of the business and for public company related costs. This was partially offset by a $0.5 million decrease in sales and marketing expenses, and a $0.3 million decrease in office and administrative expenses due to the deconsolidation of FCG.

Transaction expense

The Company incurred zero and $8.9 million in transaction expenses related to the Business Combination in the three months ended September 30, 2024, and 2023, respectively.

Credit loss expense

The Company recognized zero and a $5.2 million credit loss expense related to receivables from Sierra Parima in the three months ended September 30, 2024, and 2023, respectively.

Research and Development

Research and development expense decreased by $0.3 million to less than $0.1 million for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023, due to completion of several major FBB division projects in 2023.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $0.1 million for the three months ended September 30, 2024, as a result of the FCG deconsolidation.

Share of gain or (loss) from equity method investments

	Three months ended September 30, 2024	Three months ended September 30, 2023
PDP	$1,619	$1,527
Sierra Parima	-	(1,616)
Karnival	77	132
FCG	(1,658)	(1,598)
Total share of gain or (loss) from equity method investments	$38	$(1,555)

Share of gain from equity method investments increased by $1.6 million to less than $0.1 million gain for the three months ended September 30, 2024, compared to a ($1.6) million loss for the three months ended September 30, 2023. The change in gain or loss from equity method investments was driven by:

●	PDP: Share of net income from PDP increased by $0.1 million for the three months ended September 30, 2024, compared to the corresponding period in 2023. PDP’s net income increased by $0.2 million driven by a $2.0 million increase in revenue driven by rate increases at the hotel properties. This was partially offset by unfavorable changes of ($0.2) million in hotel expenses, ($0.7) million in general and administrative expenses, ($0.6) million in derivative income and ($0.3) million in income taxes. The Company recognized its 50% share of PDP’s earnings.

●	Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be zero. Therefore, there was no gain or loss recorded during the three months ended September 30, 2024, compared to a $1.6 million share of net loss during the three months ended September 30, 2023. See Note 4 - Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	Karnival: A less than $0.1 million decrease in share of net income from Karnival for three months ended September 30, 2024.

●

FCG: Share of net loss from FCG was ($1.7) million for the three months ended September 30, 2024, compared to ($1.6) million for the three months ended September 30, 2023, following the deconsolidation of FCG on July 27, 2023. Operating income of $0.1 million, and net loss of ($0.1) million were earned during the three months ended September 30, 2024, compared to an operating loss of ($5.2) million and net loss of ($5.1) million for the corresponding period of 2023. The Company recognizes 100% of net income from FCG, less the 9% preferred return to QIC and the amortization of the basis difference on deconsolidation of FCG. FCG net loss of ($0.1) million for the three months ended September 30, 2024, was reduced by adjustments of ($1.6) million comprised of ($0.7) million in accretion of preference dividend and fees, and ($0.8) million in amortization of basis difference.

FCG recorded revenues of $13.2 million in the three-month period ended September 30, 2024, representing an increase of $8.6 million or 190% over the three-month period ended September 30, 2023. As previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $7.9 million in revenue relating to this Dragon Ball consultancy agreement during the three months ended September 30, 2024.

Gain on deconsolidation of FCG

The Company recognized a gain on deconsolidation of FCG of $27.4 million in the three months ended September 30, 2023. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG LLC and the carrying value of FCG LLC’s net assets. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 - Description of business and basis of presentation and Note 5 - Investments and advances to unconsolidated joint ventures in the Company’s unaudited condensed consolidated financial statements.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities was $0.7 million for the three months ended September 30, 2024. The warrant liability relates to the Business Combination which occurred after September 30, 2023, therefore there was no such loss during the three months ended September 30, 2023. Changes in the fair value of warrant liabilities are related primarily to changes in share market price.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $40.6 million for the three months ended September 30, 2024. The change was driven by a decrease in the market price of the Company’s stock between June 30, 2024, and September 30, 2024. The earnout liability relates to the Business Combination which occurred after September 30, 2023, therefore, there was no such loss during the three months ended September 30, 2023. As of September 30, 2024, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets have been reclassified to equity and will not require subsequent fair value measurement. See Note 12 – Earnouts in the Company’s unaudited condensed consolidated financial statements.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain was $0.8 million and ($0.9) million for the three months ended September 30, 2024, and 2023, respectively. Foreign exchange transaction gains and losses are primarily due to fluctuations between the Euro and dollar currency exchange rates in relation to US dollar advances to our European subsidiary.

Income tax

Income tax benefit was less than $0.1 million for both the three months ended September 30, 2024, and September 30, 2023.

 Segment Reporting

The following table presents selected information about our segment’s results for the three months ended September 30, 2024, and 2023. Subsequent to FCG’s deconsolidation on July 27, 2023, FCG segment income or loss is comprised of only the Company’s equity method share of FCG’s income or loss:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Revenues:
Falcon’s Creative Group	$—	$1,267
Destinations Operations	347	274
Falcon’s Beyond Brands	1	1
Intersegment eliminations	—	39
Unallocated corporate revenue	1,721	—
Total revenue	2,069	1,581
Segment income (loss) from operations:
Falcon’s Creative Group	(1,658)	(4,868)
Destinations Operations	(91)	(526)
PDP	1,619	1,527
Sierra Parima	—	(1,413)
Falcon’s Beyond Brands	(706)	(2,356)
Intersegment eliminations	—	(671)
Total segment loss from operations	(836)	(8,307)
Unallocated corporate overhead	(1,586)	(11,216)
Depreciation and amortization expense	(1)	(59)
Gain on deconsolidation of FCG LLC	—	27,402
Impairment of intangible assets	—	(2,377)
Interest expense	(421)	(321)
Interest income	4	47
Change in fair value of warrant liabilities	676	—
Change in fair value of earnout liabilities	40,649	—
Foreign exchange transaction gain (loss)	816	(866)
Net income (loss) before taxes	$39,301	$(4,303)
Income tax benefit	—	7
Net income	$39,301	$4,310

Total revenue for the three months ended September 30, 2024, increased by $0.5 million to $2.1 million compared to $1.6 million for the three months ended September 30, 2023. Revenue related to services provided to equity method investees increased by $1.8 million, partially offset by $1.3 million decrease as a result of the FCG deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation in the Company’s unaudited condensed consolidated financial statements.

Total segment loss from operations for the three months ended September 30, 2024, decreased by $7.5 million to ($0.8) million loss compared to ($8.3) million loss for the three months ended September 30, 2023, due to the following:

●	FCG segment loss for the three months ended September 30, 2024, decreased by $3.2 million to ($1.7) million loss as compared to loss of ($4.9) million in the three months ended September 30, 2023, primarily as a result of an increase in revenues and improved margins on new long-term contracts, offset by an increase in amortization of basis difference, intangible assets and deferred fees from three months compared with two months in the corresponding period.

●	Destinations Operations segment loss from operations decreased $0.4 million to ($0.1) million for the three months ended September 30, 2024, as compared to loss of ($0.5) million in the three months ended September 30, 2023, due to $0.3 million of research and development expense incurred for the three months ended September 30, 2023, that was not incurred in the three months ended September 30, 2024.

●	PDP segment income for the three months ended September 30, 2024, increased by $0.1 million to $1.6 million from $1.5 million for the three months ended September 30, 2023. PDP’s net income increased to $3.2 million for the three months ended September 30, 2024, compared to $3.0 million for the three months ended September 30, 2023. The $0.2 million increase in PDP’s net income was driven by a $2.0 million increase in revenue, which resulted from increases in rates at the hotel properties. This was partially offset by unfavorable changes of ($0.2) million in hotel expenses, ($0.7) million in general and administrative expenses, ($0.6) million in derivative income and ($0.3) million in income taxes. The Company recognized its 50% share of net income within the PDP segment.

●	The Sierra Parima Katmandu Park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. The investment has been fully impaired as of December 31, 2023, and the Company has no further obligation to participate in losses of Sierra Parima. As a result, there were no segment operations to report for the Sierra Parima segment for the three months ended September 30, 2024.

●	FBB segment loss from operations for the three months ended September 30, 2024, decreased by $1.7 million to ($0.7) million compared to loss of ($2.4) million for the three months ended September 30, 2023. For the three months ended September 30, 2024, FBB recorded revenue of less than $0.1 million but incurred selling, general and administrative expenses of $0.7, resulting in segment loss of ($0.7) million. For the three months ended September 30, 2023, FBB recorded revenue of less than $0.1 million and recognized $2.1 million of selling, general and administrative expenses and $0.2 million of research and development expense, resulting in a loss of ($2.4) million for FBB for the quarter ended September 30, 2023.

●	Loss from intersegment eliminations decreased by $0.7 million for the three months ended September 30, 2024, due to the deconsolidation of FCG. There are no other intersegment eliminations.

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

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

The results of operations for the nine months ended September 30, 2023, include activity related to FCG prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Revenue	$5,383	$16,097
Expenses:
Project design and build expense	—	10,151
Selling, general and administrative expense	16,591	23,230
Transaction expenses	7	8,918
Credit loss expense	12	5,484
Intangible asset impairment expense	—	2,377
Research and development	65	1,251
Depreciation and amortization expense	4	1,575
Loss from operations	(11,296)	(36,889)
Share of gain or (loss) from equity method investments	2,912	(3,690)
Gain on deconsolidation of FCG LLC	—	27,402
Interest expense	(1,128)	(887)
Interest income	10	92
Change in fair value of warrant liabilities	(1,715)	—
Change in fair value of earnout liabilities	172,271	—
Foreign exchange transaction gain (loss)	298	(396)
Net income (loss) before taxes	$161,352	$(14,368)
Income tax benefit	1	26
Net income (loss)	$161,353	$(14,342)

Revenue

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Services transferred over time:
Design and project management services	$3	$10,555
Media production services	—	1,773
Attraction hardware and turnkey sales	—	2,052
Other	5,380	386
Total revenue from services transferred over time	5,383	14,766
Services transferred at a point in time:
Digital media licenses	—	1,331
Total revenue from services transferred at a point in time	—	1,331
Total revenue	$5,383	$16,097

Revenue decreased by $10.7 million to $5.4 million for the nine months ended September 30, 2024, compared to $16.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $14.4 million decrease due to the deconsolidation of FCG. This was partially offset by a $5.0 million increase in revenue for shares services provided by FBG to FCG during the nine-month period ended September 30, 2024.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $6.6 million to $16.6 million for the nine months ended September 30, 2024, compared to $23.2 million for nine months ended September 30, 2023. The decrease was primarily related to a $5.1 million decrease in audit fees and professional services fees, a $1.5 million decrease in office and administrative expenses, and a $1.6 million decrease in sales and marketing expenses due to the deconsolidation of FCG. These decreases were partially offset by incremental shared-services headcount to support the expansion of the business and for public company related costs, representing a $1.6 million increase in payroll, payroll taxes, and benefits.

Transaction expense

The Company incurred less than $0.1 million and $8.9 million in transaction expenses related to the Business Combination in the nine months ended September 30, 2024, and 2023, respectively.

Credit loss expense

The Company recognized less than $0.1 million and $5.5 million in credit loss expense related to receivables from Sierra Parima in the nine months ended September 30, 2024, and 2023, respectively.

Research and Development

Research and development expense decreased $1.2 million to less than $0.1 million for the nine months ended September 30, 2024, compared to $1.3 million for the nine months ended September 30, 2023, due to completion of several major FBB division projects.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.6 million to less than $0.1 million for nine months ended September 30, 2024, compared to $1.6 million for nine months ended September 30, 2023, due to the deconsolidation of FCG.

Share of gain or loss from equity method investments

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
PDP	$2,810	$1,902
Sierra Parima	—	(4,254)
Karnival	239	260
FCG	(137)	(1,598)
Total share of gain or (loss) from equity method investments	$2,912	$(3,690)

Share of gain or loss from equity method investments increased by $6.6 million to a $2.9 million gain for the nine months ended September 30, 2024, compared to a ($3.7) million loss for the nine months ended September 30, 2023. The change in gain or loss from equity method investments was driven by:

●	PDP: Share of net income from PDP increased by $0.9 million for the nine months ended September 30, 2024, compared to the corresponding period in 2023, primarily driven by a $1.7 million increase in PDP’s net income. PDP’s increase in net income was driven by a $4.0 million increase in revenue partially offset by unfavorable changes of ($0.6) million in hotel expenses, ($0.8) million in general and administrative expenses and ($0.9) million in income taxes. The Company recognized its 50% share of PDP’s net income.

●	Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be zero. Therefore, there was no gain or loss recorded during the nine months ended September 30, 2024, compared to a $4.3 million share of net loss during the nine months ended September 30, 2023. See Note 4 - Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

●	Karnival: A less than $0.1 million increase in share of net income from Karnival for the nine months ended September 30, 2024, primarily driven by interest income.

●	FCG: Share of net loss from FCG was $0.1 million for the nine months ended September 30, 2024, which was consolidated by the Company until July 27, 2023, during the nine months ended September 30, 2023. The Company recognizes 100% of net income, 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG net income of $4.2 million for the nine months ended September 30, 2024 was reduced by adjustments of ($4.3) million comprised of ($1.8) million in accretion of preference dividend and fees, and ($2.5) million in amortization of basis difference. See Note 4 – Investments and advances to equity method investments in the Company’s unaudited condensed consolidated financial statements.

FCG recorded revenues of $43.8 million in the nine-month period ended September 30, 2024, representing an increase of $26.0 million or 146% over the corresponding period of 2023. As previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $29.2 million in revenue relating to this Dragon Ball consultancy agreement during the nine months ended September 30, 2024. Operating income of $3.9 million, and net income of $4.2 million were earned during the nine months ended September 30, 2024, compared to an operating loss of ($7.5) million and net loss of ($7.5) million for the corresponding period of 2023.

Gain on deconsolidation of FCG

The Company recognized a gain on deconsolidation of FCG of $27.4 million in the nine months ended September 30, 2023. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG LLC and the carrying value of FCG LLC’s net assets. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 5 – Investments and advances to unconsolidated joint ventures in the Company’s unaudited condensed consolidated financial statements.

Interest expense

Interest expense increased by $0.2 million to $1.1 million for the nine months ended September 30, 2024, compared to $0.9 million for the nine months ended September 30, 2023.

Change in fair value of warrant liability

Loss due to change in fair value of warrant liabilities was ($1.7) million for the nine months ended September 30, 2024. The warrant liability relates to the Business Combination which occurred after September 30, 2023, therefore there was no loss during the nine months ended September 30, 2023. Changes in the fair value of warrant liabilities are related primarily to changes in share market price.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $172.3 million for the nine months ended September 30, 2024, driven by a $20.6 million decrease in the market price of the Company’s stock between December 31, 2023 and April 29, 2024 when the 2023 performance based awards were remeasured prior to release of shares from escrow, a $9.4 million change in assumptions regarded performance expectations in Q4, 2024 due to timing of contracts, and a $142.3 million decrease in the remaining earnout liabilities due to a decrease in the market price of the Company’s stock between December 31, 2023 and September 30, 2024. The earnout liability relates to the Business Combination which occurred after September 30, 2023, therefore, there was no such loss during the nine months ended September 30, 2023. As of September 30, 2024, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets have been reclassified to equity and will not require subsequent fair value measurement. See Note 12 – Earnouts in the Company’s unaudited condensed consolidated financial statements.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain increased $0.7 million to $0.3 million for the nine months ended September 30, 2024, compared to ($0.4) million loss for the nine months ended September 30, 2023. The decrease was primarily attributable to the unrealized foreign exchange loss on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the nine months ended September 30, 2023, and weakened against the Euro during the nine months ended September 30, 2024.

Income tax

Income tax benefit was less than $0.1 million for both the nine months ended September 30, 2024, and September 30, 2023.

Segment Reporting

The following table presents selected information about our segments’ results for the nine months ended September 30, 2024, and 2023. Subsequent to FCG’s deconsolidation on July 27, 2023, FCG segment income or loss is comprised of only the Company’s equity method share of FCG’s income or loss:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Revenues:
Falcon’s Creative Group	$—	$14,514
Destinations Operations	445	380
Falcon’s Beyond Brands	1	1,482
Intersegment eliminations	—	(279)
Unallocated corporate revenue	4,937	—
Total revenue	5,383	16,097
Segment income (loss) from operations:
Falcon’s Creative Group	(137)	(5,596)
Destinations Operations	(846)	(1,324)
PDP	2,810	1,902
Sierra Parima	—	(4,049)
Falcon’s Beyond Brands	(2,162)	(3,450)
Intersegment eliminations	—	(913)
Total segment loss from operations	(335)	(13,430)
Unallocated corporate overhead	(8,045)	(23,197)
Depreciation and amortization expense	(4)	(1,575)
Gain on deconsolidation of FCG LCC	—	27,402
Impairment of intangible assets	—	(2,377)
Interest expense	(1,128)	(887)
Interest income	10	92
Change in fair value of warrant liabilities	(1,715)	—
Change in fair value of earnout liabilities	172,271	—
Foreign exchange transaction gain (loss)	298	(396)
Net income (loss) before taxes	$161,352	$(14,368)
Income tax benefit	1	26
Net income (loss)	$161,353	$(14,342)

Total revenue for the nine months ended September 30, 2024 decreased $10.7 million to $5.4 million compared to $16.1 million for the nine months ended September 30, 2023, primarily driven by a decrease of $14.5 million due to the deconsolidation of FCG. This decrease is partially offset by an increase of $4.9 million for services provided to equity method investees. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation in the Company’s unaudited condensed consolidated financial statements.

Total segment loss from operations decreased $13.1 million to a ($0.3) million loss for the nine months ended September 30, 2024, compared to ($13.4) million loss for the nine months ended September 30, 2023, due to the following:

●	FCG segment loss decreased $5.5 million from ($5.6) million segment loss in the nine months ended September 30, 2023, to ($0.1) million segment loss in the nine months ended September 30, 2024, primarily as a result of an increase in revenues and improved margins on new long-term contracts. These positive results were partially offset by adjustments of ($4.3) million comprised of ($1.8) million in accretion of preference dividend and fees, and ($2.5) million in incremental amortization on the intangible assets on the difference between the Company’s share of net assets measured at fair value and FCG’s carrying value.

FCG recorded operating income of $3.9 million, and net income of $4.2 million during the nine months ended September 30, 2024, compared to an operating loss of ($7.5) million and net loss of ($7.5) million for the corresponding period of 2023.

●	Destination Operations segment loss from operations decreased $0.5 million to (0.8) million for the nine months ended September 30, 2024, compared to loss of ($1.3) million for the nine months ended September 30, 2023 due to a reduction in marketing and research and development spend for projects that were completed in 2023.

●	PDP segment income for the nine months ended September 30, 2024, increased by $0.9 million to $2.8 million from $1.9 million for the nine months ended September 30, 2023. PDP’s net income increased to $5.5 million for the nine months ended September 30, 2024, compared to $3.8 million for the nine months ended September 30, 2023. The $1.7 million increase in PDP’s net income was driven by a $4.0 million increase in revenue partially offset by unfavorable changes of ($0.6) million in hotel expenses, ($0.8) million in general and administrative expenses and ($0.9) million in income taxes. The Company recognized its 50% share of net income within the PDP segment.

●	The Sierra Parima Katmandu Park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. The investment has been fully impaired as of December 31, 2023, and the Company has no further obligation to participate in losses of Sierra Parima. As a result, there were no segment operations to report for Sierra Parima segment for the nine months ended September 30, 2024.

●	FBB segment loss from operations for the nine months ended September 30, 2024, decreased by $1.3 million to ($2.2) million compared to ($3.4) million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, FBB recorded revenue of less than $0.1 million but incurred $2.1 million in selling, general and administrative expenses, and additional expenses of $0.1 million, resulting in segment loss of ($2.2) million. For the nine months ended September 30, 2023, FBB recorded revenue of $1.5 million, incurred $3.9 million of selling, general and administrative expenses, and incurred $1.0 million of research and development expenses, resulting in segment loss of ($3.4) million.

●	Loss from intersegment eliminations for the nine months ended September 30, 2024, decreased by $0.9 million due to the deconsolidation of FCG. There are no other intersegment eliminations.

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

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense, change in fair value of warrant liabilities, and change in fair value of earnout liabilities, intangible asset impairment loss, and gain on deconsolidation of FCG.

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

The following table sets forth reconciliations of net loss under US GAAP to Adjusted EBITDA for the following periods:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Net income (loss)	$39,301	$4,310
Interest expense	421	321
Interest income	(4)	(47)
Income tax benefit	—	(7)
Depreciation and amortization expense	1	59
EBITDA	39,719	4,636
Transaction expenses	—	8,918
Credit loss expense	—	5,230
Change in fair value of warrant liabilities	(676)	—
Change in fair value of earnout liabilities	(40,649)	—
Intangible asset impairment loss	—	2,377
Gain on deconsolidation	—	(27,402)
Adjusted EBITDA	$(1,606)	$(6,241)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net income (loss)	$161,353	$(14,342)
Interest expense	1,128	887
Interest income	(10)	(92)
Income tax benefit	(1)	(26)
Depreciation and amortization expense	4	1,575
EBITDA	162,474	(11,998)
Transaction expenses	7	8,918
Credit loss expense	12	5,484
Intangible asset impairment loss	—	2,377
Gain on deconsolidation	—	(27,402)
Change in fair value of warrant liabilities	1,715	—
Change in fair value of earnout liabilities	(172,271)	—
Adjusted EBITDA	$(8,063)	$(22,621)

Net income increased by $35.0 million to $39.3 million for the three months ended September 30, 2024, compared to $4.3 million net income for the three months ended September 30, 2023, primarily driven by a $40.6 million gain from change in fair value of earnout liabilities in 2024, a $17.9 million decrease in operating losses due to $8.9 million of transaction expenses, $5.2 million of credit reserves, non-recurring $2.4 million of impairment charges that occurred in 2023, and $1.4 million of operating losses from FCG, a $1.5 million increase in share of equity in earnings and a $1.6 million favorable movement in foreign exchange gain compared with the prior period; partially offset by a $27.4 million gain on deconsolidation of FCG in 2023. Net income increased by $175.7 million to $161.4 million for the nine months ended September 30, 2024, compared to ($14.3) million losses for the nine months ended September 30, 2023, primarily driven by a $25.6 million increase in operating profit, due to $8.9 million of transaction expenses, $5.5 million of credit reserves, $2.4 million of impairment charges and $8.8 million of other operating loss of FBG and FCG; offset by a $27.4 million gain on deconsolidation of FCG in 2023, a $172.3 million gain from change in fair value of earnout liabilities in 2024, a $6.6 million increase in share of equity in earnings and a $1.7 million loss from change in fair value of warrant liability.

Adjusted EBITDA increased by $4.6 million from ($6.2) million loss to ($1.6) million loss for three months ended September 30, 2024, primarily due to an increase of $1.6 million in gain from equity method investments, an increase of $1.7 million in foreign exchange transaction gains, a decrease in project design and build expenses due to FCG’s deconsolidation of $0.7 million, a decrease in research and development expenses due to FCG’s deconsolidation of $0.3 million, and an increase in net sales of $0.5 million for the three months ended September 30, 2024. These increases were partially offset by increase in selling, general and administrative expenses of $0.2 million for the three months ended September 30, 2024. Adjusted EBITDA increased by $14.5 million from ($22.6) million loss to ($8.1) million loss for nine months ended September 30, 2024, primarily driven by a decrease of $6.5 million selling, general, and administrative expenses due to reduction in third party accounting, audit, and legal fees relating to public company readiness, an increase of $6.6 million in the share of gain from equity method investments, a decrease in project design and build expenses due to FCG’s deconsolidation of $10.2 million, a decrease in research and development expenses due to FCG’s deconsolidation of $1.2 million for the nine months ended September 30, 2024. These increases were partially offset by a $10.7 million decrease in net sales for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. Our primary short-term cash requirements are to fund working capital, short-term debt, acquisitions, contractual obligations and other commitments. Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, location-based entertainment, media production, and research and development for growth initiatives. Our principal sources of liquidity are funds from borrowings, equity contributions from our existing investors, distributions from equity method investees and cash on hand.

As of September 30, 2024, our total indebtedness was approximately $35.9 million. We had approximately $0.8 million of unrestricted cash and $6.9 million available for borrowing under our lines of credit.

During the three months ended September 30, 2024, Infinite Acquisitions loaned an additional $1.0 million to the Company pursuant to the revolving credit arrangement. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in September 2034. Further, in April 2024, Falcon’s Opco entered into a one-year term loan agreement with Katmandu Ventures for $7.221 million and a one-year term loan agreement with Universal Kat for $1.25 million. The term loan with Katmandu Ventures and the term loan with Universal Kat both bear interest at a rate of 8.88% per annum, payable quarterly in arrears, and will mature on March 31, 2025. Approximately $5.4 million of the combined proceeds of the term loans from Katmandu Ventures and Universal Kat were used to repay a portion of the Infinite Acquisitions revolving credit arrangement.

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

Following the amendments to the loans above, Katmandu Ventures and Universal Kat assigned the loans (in part for Kat Ventures of $6.3 million and in full for Universal Kat) to FAST II Sponsor in exchange for the sale of Class A shares of the Company held by FAST II Sponsor. This transfer is solely between Universal Kat, Katmandu Ventures and FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. There were no additional changes to the loan agreement terms due to this reassignment. For more detail, see Note 6 – Long-term debt and borrowing arrangements in the Company’s unaudited condensed consolidated financial statements. The repayment schedules of these two loans were modified again on October 18, 2024, see Note 17 – Subsequent Events in the Company’s unaudited condensed consolidated financial statements for further details.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, along with distributions from equity method investees, additional debt and equity capital raises, and reviewing our portfolio of assets to provide additional liquidity over the next twelve months to meet our short-term needs. Currently, we do not have sufficient cash from operations and unused capacity to meet the next twelve months of our operations.

For the nine months ended September 30, 2024, we have operational losses, accumulated deficits, and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2024, we have $24.3 million of accrued expenses and other current liabilities, which include $18.2 million of transaction related professional fees, $2.2 million of excise tax payable on FAST II stock redemptions, $1.2 million of accrued payroll and related expenses, and approximately $2.7 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of September 30, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong which need to be paid in 2024. On July 27, 2023, FCG received a closing payment from QIC of $17.5 million (net of $0.5 million in reimbursements). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC (“FCG LLC”) upon the establishment of the employee retention and attraction incentive program. These funds are to be used exclusively by the FCG segment to fund its operations and growth and cannot be used to satisfy the commitments of other segments. Until we can generate sufficient revenue from our five reportable segments to cover operating expenses, working capital and capital expenditures, we expect funds raised from additional debt and/or capital to fund our cash needs.

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

Contractual and Other Obligations

Tax Receivable Agreement

In connection with the Closing of the Business Combination, the Company entered into the Tax Receivable Agreement with Falcon’s Opco, the TRA holder representative, certain members of Falcon’s Opco (the “TRA Holders”) and other persons from time-to-time party thereto. Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of new Falcon’s Opco units for Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement. This agreement was amended on October 24, 2024. See Note 17 – Subsequent Events in the Company’s unaudited condensed consolidated financial statements.

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of September 30, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled as of September 30, 2024, and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024 and in Form 10-Q filed on August 13, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions. As of September 30, 2024, we have aggregate outstanding balances of $22.8 million under these financing agreements.

On June 14, 2024, Falcon’s Opco entered into a loan amendment with Katmandu Ventures to defer the first interest and principal payment from June 30, 2024 to the earlier of 1) September 30, 2024; 2) within five business days after the date upon which Falcon’s Opco receives a distribution of funds from Producciones De Parques, S.L. as result of asset transaction; or 3) within five business days after the date upon which Falcon’s Opco receives cash proceeds as the result of a debt or equity fundraising transaction with a third party resulting in net proceeds of $20 million or more.

Following the amendment above, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor, in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. This transfer is solely between Katmandu Ventures and FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. There were no additional changes to the loan agreement terms due to this reassignment. The repayment schedule of this loan was modified again on October 18, 2024. See Note 17 – Subsequent Events in the Company’s unaudited condensed consolidated financial statements.

For more information regarding our related party transactions, see Note 6 — Long-term debt and borrowing arrangements and Note 7 — Related party transactions in the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash used in operating activities	$(8,758)	$(16,421)
Cash (used in) provided by investing activities	(7)	761
Cash provided by financing activities	8,926	7,686

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs and corporate overhead activities.

Cash used in operating activities for the nine months ended September 30, 2024, was ($8.8) million compared to ($16.4) million for the nine months ended September 30, 2023, representing a $7.6 million decrease in cash used in operating activities due to a reduction in legal and professional fees, and the deconsolidation of FCG.

Cash Flows from Investing Activities

Our primary investing activities consisted of the purchase of property, plant and equipment and changes in advances to unconsolidated joint ventures. Net cash used in investing activities was less than ($0.1) million during the nine months ended September 30, 2024, compared to $0.8 million net cash provided by investing activities during the nine months ended September 30, 2023, primarily related to outflows of $0.3 million for purchases of computer equipment and $1.5 million in advances made to unconsolidated joint ventures, partially offset by cash inflows relating to deconsolidation of FCG of $2.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities increased to $8.9 million in the nine months ended September 30, 2024, compared to $7.7 million in the nine months ended September 30, 2023. The increase in cash provided by financing activities in the nine months ended September 30, 2024, consisted primarily of $2.3 million in advances from affiliates, $1.2 million in proceeds from third party term loans and $0.6 million in proceeds from RSUs issued by affiliates; partially offset by ($1.2) million net repayments from third party loans and ($1.8) million decrease in equity contributions. See Note 6 — Long-term debt and borrowing arrangements in the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

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

Our detailed remediation plans, which are currently in process, include actions such as implementing systems and controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, hiring experienced personnel, implementing controls to enable an effective and timely review period end close procedures, and implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report and its Current Report on Form 8-K filed with the SEC on May 6, 2024, and further disclosed in Form 10-Q filed on May 16, 2024 and in Form 10-Q filed on August 13, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) on March 27, 2024 in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims. The case is in its early stages, discovery has commenced, and the Court has set a certificate of readiness for trial/note of issue date for June 28, 2025. As part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2023 with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

10.1	Amended and Restated Credit Agreement, effective as of September 30, 2024, by and between Falcons Beyond Global, LLC and Infinite Acquisitions Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2024).
10.2	Loan Agreement, dated as of September 30, 2024, entered into by and among Katmandu Group, LLC and Infinite Acquisitions Partners LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 24, 2024).
10.3*	Second Amendment to Katmandu Loan Agreement, dated as of October 18, 2024, entered into by and among Falcon’s Beyond Global, LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC.
10.4*	Second Amendment to Universal Kat Loan Agreement, dated as of October 18, 2024, entered into by and among Falcon’s Beyond Global, LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC.
10.5*	Amendment to Tax Receivable Agreement, dated as of October 24, 2024, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global LLC, the TRA Holder Representative, the TRA Holders and other persons from time-to-time party thereto.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Principal Financial Officer, Principal Accounting Officer and Authorized Signatory