Form 10-K
period 2024-12-31
Falcon's Beyond Global, Inc.
filed 2025-04-03
CIK 1937987

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41833

Falcon’s Beyond Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-0261853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1768 Park Center Drive Orlando, FL	32835
(Address of Principal Executive Offices)	(Zip Code)

(407) 909-9350

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FBYD	The Nasdaq Stock Market LLC

Warrants exchangeable for 0.25 shares of Class A common stock on October 6, 2028	FBYDW	The Nasdaq Stock Market LLC

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.9 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the Nasdaq Global Market of $10.46 per share.

As of April 3, 2025, there were 37,106,345 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 83,815,937 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. The following important factors, risks, and uncertainties could cause actual results to differ materially from those indicated by the forward-looking statements:

•
We may not be able to sustain our growth, effectively manage our anticipated future growth, implement our business strategies or achieve the results we anticipate.
•
The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.
•
Our current liquidity resources raise substantial doubt about our ability to continue as a going concern and holders of our securities could suffer a total loss of their investment.
•
We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
•
Our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
•
Our growth plans in FCG may take longer than anticipated or may not be successful.
•
Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.
•
Anticipated synergies across our three business lines may not create the diversified revenue streams that we believe they will.
•
A significant portion of FCG’s and our revenue is derived from one large client of FCG and any loss of, or decrease in services to, that client could harm FCG’s and our results of operations.
•
Following the completion of the Strategic Investment (as defined below), the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.
•
The significance of our operations and partnerships outside of the United States makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation.
•
We are exposed to risks related to operating in the Kingdom of Saudi Arabia.
•
Our indebtedness and liabilities could limit the cash flow available for our operations, which may adversely affect our financial condition and future financial results. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our businesses.
•
We may expand into new lines of business in our FBB division and may face risks associated with such expansion.

•
We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.
•
In certain jurisdictions into which we are currently contemplating expanding, we will rely on strategic relationships with local partners in order to be able to offer and market our products and services. If we cannot establish and maintain these relationships, our business, financial condition and results of operations could be adversely affected.
•
We are dependent on the continued contributions of our senior management and other key employees, and the loss of any of whom could adversely affect our business, operating results, and financial condition.
•
If we are unable to hire, retain, train and motivate qualified personnel and senior management for our businesses and deploy our personnel and resources to meet customer demand around the world, our business could suffer.
•
Failures in, material damage to, or interruptions in our information technology systems, software or websites, and difficulties in updating our systems or software or implementing new systems or software could adversely affect our businesses or operations.
•
Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of services or theft of our assets.
•
Our insurance may not be adequate to cover the potential losses, liabilities and damages of our FBD division, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.
•
Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.
•
We are a holding company and our only material assets are our interests in Falcon’s Opco and our other equity method investments. Accordingly, we are generally dependent upon distributions from Falcon’s Opco and our other equity method investments to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
•
Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s initial or current unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.
•
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
•
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
•
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
•
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
•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
•
The Warrant Exchange may result in the delisting of the Warrants from Nasdaq.
•
The Demerau family controls over 65% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
•
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

Item 1. Description of Business

Overview

We are a visionary leader in innovative and immersive storytelling, sitting at the intersection of three potential high growth business opportunities, content, technology and experiences. We create immersive entertainment experiences by designing theme parks, developing engaging content, and bringing brands to life through innovative storytelling and technology. We have three business divisions, which are conducted through four operating segments. Our three business divisions complement each other as we pursue our growth strategy.

Business Division	Operating Segment

Falcon’s Creative Group (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives, and software.	FCG

Falcon’s Beyond Destinations (“FBD”) develops a diverse range of entertainment experiences using both Falcon’s owned and third-party licensed intellectual property, spanning location-based entertainment (“LBE”), dining, and retail.

Producciones de Parques, S.L. (“PDP”) Sierra Parima S.A.S. (“Sierra Parima”) Destinations Operations

Falcon’s Beyond Brands (“FBB”) endeavors to bring brands and intellectual property to life through animation, movies, licensing and merchandising (“L&M”), gaming, as well as ride and technology sales.	FBB

We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. We believe the complementary strengths of our business divisions facilitate invaluable insights and streamlined growth.

We went public and listed our shares on Nasdaq on October 6, 2023 in connection with a de-SPAC transaction with FAST Acquisition Corp. II. FCG, PDP, and Sierra Parima are currently accounted for as equity method investments and represent a substantial portion of the Company’s operations.

Recent Developments

Business Highlights

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

Following the Strategic Investment, the Company has been able to devote the necessary resources to realize its growth plans for FCG. For example, the Company entered into a Consultancy Services Agreement with QIC in January 2024 for a total contract value of up to approximately $83.1 million if we bid for and win all of the opportunities available to us under such agreement, pursuant to which, among other things, Falcon’s Treehouse, LLC, a subsidiary of FCG, agreed to provide certain design, technological and construction services for the first-ever Dragon Ball theme park. Falcon’s is the master planner, attraction designer, and creative guardian of the theme park. These services will be performed to assist QIC’s development efforts with Qiddiya, which is a giga-project focused on building destinations, programs and initiatives based on the power of play that will enhance the quality of life of visitors and residents. Qiddiya’s first development will be Qiddiya City, a city wholly dedicated to play and an epicenter of entertainment, sports, and culture, welcoming Saudi nationals, residents, and tourists alike. Further, as a result of FCG’s expected growth and expansion, the Company recently acquired and moved into a larger building in Orlando to meet the space requirement of the current workforce of approximately 210 employees and our expected growth. In addition, in March 2024, we established the Falcon’s Beyond Global, LLC Long-Term Incentive Plan, effective as of January 1, 2024 (the “Opco Incentive Plan”) to allow Falcon’s Opco to reward certain eligible employees of Falcon’s Opco and its subsidiaries, including FCG, by granting incentive bonuses in the form of cash bonuses. Falcon’s Opco and QIC also entered into an amendment to the FCG LLC Amended and Restated Limited Liability Company Agreement in March 2024 to clarify QIC’s consent rights with respect to grants made under the Opco Incentive Plan. As a result of establishing the Opco Incentive Plan, QIC released in April 2024 the remaining $12.0 million investment into FCG pursuant to the terms of the Subscription Agreement.

In our FBD business, we are now utilizing an asset-efficient strategy, which is expected to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. For example, we are developing themed virtual ocean adventure attractions across Hong Kong and China through our joint venture with Raging Power Limited (“Raging Power”), a subsidiary of K11 Group. K11 Group is a subsidiary of the Hong Kong publicly traded New World Development Company Ltd, a major retail mall developer in China and Hong Kong. The first location is expected to open in 2026 at the new 11 SKIES complex adjacent to Hong Kong Airport.

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

Our FBB division is focused on bringing Falcon’s brands and intellectual property to life through animation, movies, licensing & merchandising, gaming, and technology. Further, FBB identifies third-party brands and intellectual property that could be licensed by FBB and developed into compelling LBEs. For example, in January 2024, we entered into a licensing agreement with The Hershey Company (“Hershey”), pursuant to which we agreed to develop Hershey-branded LBE experiences featuring the snack company’s intellectual property, such as Hershey’s, Reese’s, Jolly Rancher, and Twizzlers, in both the United States and international markets.

Additionally, as part of FBB we created Falcon’s Attractions in March 2024 as a brand name to operate our rides and attractions sales efforts within FBB.

On November 19, 2024, the Company issued a joint press release with Infinite Acquisitions Partners LLP ("Infinite Acquisitions"), a major shareholder of the Company, announcing that Infinite Acquisitions has entered into a nonbinding letter of intent with OII for Infinite Acquisitions to acquire OES from OII through an acquisition of assets, and announcing that the Company entered into a nonbinding letter of intent for the Company to operate OES. OES, a developer of complex ride and show systems for theme parks, has collaborated with the Company on themed entertainment projects globally for more than two decades. If the transactions proceed, Infinite Acquisitions, as the owner of OES, would tap the Company’s expertise to operate OES, including its development and support of trackless ride vehicles, flying theaters and beyond. The transactions involving Infinite Acquisitions, OII, OES and the Company are subject to, among other things, ongoing discussions, due diligence and the execution of binding agreements. Accordingly, we cannot assure you that binding agreements for the transactions will be executed or that any such proposed transactions will be consummated on the terms currently contemplated, or at all.

In September 2024, we entered into a non-binding letter of intent with one of our business partners that provides for the disposition to a third party to be identified of certain non-core assets we co-own. A potential buyer for these assets has been identified and this potential buyer has completed its preliminary due diligence. If this disposition is consummated, we anticipate our share of the sale proceeds would be approximately $30 million. We believe that the sale of these non-core assets aligns with our long-term asset-efficient approach, which is intended to allow us to streamline operations, strengthen our balance sheet, and focus on our core strengths in developing innovative and immersive entertainment destinations. The proposed sale to such potential buyer is subject to, among other things, ongoing discussions, due diligence and the execution of binding agreements. Accordingly, we cannot assure you that binding agreements for the transactions will be executed or that any such proposed transactions will be consummated on the terms currently contemplated, or at all.

Stock Dividend

On September 30, 2024, the Board declared a stock dividend of 0.2 shares of Class A Common Stock per share of Class A Common Stock outstanding to stockholders of record as of December 10, 2024 (the “Stock Dividend”). The Stock Dividend was distributed on December 17, 2024. In lieu of fractional shares, cash was distributed to each stockholder entitled to receive a fractional share. The amount of cash was determined based on the average closing price, rounded to the nearest penny, of the Class A Common Stock on Nasdaq for the five consecutive business days prior to the payment date of the Stock Dividend. Additionally, as a result of the Stock Dividend, holders of Class B Common Stock received a stock dividend of 0.2 shares of Class B Common Stock per share of Class B Common Stock outstanding, and the issued and outstanding Falcon’s Opco common units were adjusted to reflect the same economic equivalent of the Stock Dividend. Restricted stock units and other equity awards were similarly adjusted in accordance with their terms.

A total of 2,017,640 shares of Class A Common Stock and 11,469,320 shares of Class B Common Stock were issued on December 17, 2024 in connection with the Stock Dividend.

Earnout Forfeiture

Fast Sponsor II LLC, Infinite Acquisitions, Katmandu Ventures, LLC and CilMar Ventures, LLC Series A (the “Earnout Participants”) have agreed to forfeit the earnout shares and units being held in escrow for their benefit (the “Earnout Forfeiture”), which were originally issued and to be earned based on the achievement of EBITDA and revenue targets pursuant to the Earnout Escrow Agreement dated as of October 6, 2023, by and among the Company and the Earnout Participants. An aggregate of 437,500 shares of Class A Common Stock and 17,062,500 shares of Class B Common Stock and an equal number of Falcon’s Opco Units were forfeited in connection with the Earnout Forfeiture.

Following such forfeitures, a total of 1,000,000 earnout shares denominated as Class A Common Stock and 39,000,000 earnout shares denominated as Class B Common Stock and 39,000,000 earnout units are outstanding, each of which will be earned, released and delivered upon satisfaction of, or forfeited and canceled upon the failure of, certain milestones described below related to the volume weighted average closing sale price of the Class A Common Stock during the five-year period beginning on October 6, 2024 and ending on October 6, 2029 (the “Earnout Period”).

If at any time during the Earnout Period the Company’s volume weighted average closing sale price of the Class A Common Stock is greater than $16.67, 15,000,000 earnout shares will be earned, released and delivered. If at any time during the Earnout Period the Company’s volume weighted average closing sale price of the Class A Common Stock is greater than $20.83, 15,000,000 earnout shares will be earned, released and delivered. If at any time during the Earnout Period the Company’s volume weighted average closing sale price of the Class A Common Stock is greater than $25.00, 10,000,000 earnout shares will be earned, released and delivered. In the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to all or any portion of shares of the Company’s issued and outstanding Class A Common Stock is proposed by the Company or the Company’s stockholders and approved by the Board, or is otherwise consented to or approved by the Board, which results in the shareholders receiving cash, securities, or other property having an aggregate value equal to or exceeding the threshold, then the earnout target will be deemed to have been met and the full amount of earnout shares will be earned, released and delivered.

Warrant Agreement Amendment

On November 15, 2024, the holders of more than 50% of the outstanding publicly-held Warrants authorized the amendment of that certain second amended and restated warrant agreement, dated as of November 3, 2023 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). The amendment to the Warrant Agreement, dated as of November 15, 2024, between the Company and the Warrant Agent (the “Warrant Agreement Amendment”) is effective as of January 14, 2025.

The Warrant Agreement Amendment provides for the mandatory exchange (the “Warrant Exchange”) of the Warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per Warrant (the “Exchange Ratio”), to take effect on October 6, 2028 (the “Exchange Date”). After the effectiveness of the Warrant Agreement Amendment and until the Exchange Date, the Warrants, as amended by the Warrant Agreement Amendment, will not be exercisable and the holders of the Warrants will have no further rights except to receive shares of Class A Common Stock at the Exchange Ratio on the Exchange Date.

The Exchange Ratio will be appropriately adjusted after the effective date of the Warrant Agreement Amendment in the event of any stock dividend, stock split, consolidation, combination, reverse stock split, or reclassification of shares of Class A Common Stock or other similar event (provided, that the Exchange Ratio will not be adjusted to reflect the Stock Dividend).

The Warrants, as amended by the Warrant Agreement Amendment, are expected to continue to be listed on Nasdaq until the Exchange Date, however we cannot assure you that we will be able to maintain the listing of the amended Warrants. See “Risk Factors — The proposed Warrant Exchange may result in the delisting of the Warrants from Nasdaq” for more information.

Shareholder Exchange of Falcon’s Opco Units (and paired Class B Common Stock) for Class A Common Stock

In December 2024, Infinite Acquisitions exchanged 24,000,000 Falcon’s Opco Units (and surrendered and cancelled the corresponding number of shares of Class B Common Stock) for 24,000,000 shares of Class A Common Stock, in accordance with the terms of the A&R Operating Agreement of Falcon’s Opco.

Background of the Company

Our track record spans over 25 years with the master planning of over $120 billion worth of story-driven development projects in 27 countries. Falcon’s has won more than 45 prestigious industry awards.

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

Case Study: Qiddiya Water Theme Park

QIC selected Falcon’s as the lead master planner for a water theme park in Qiddiya, a planned tourism destination in Saudi Arabia. With multiple unprecedented themed and immersive water attractions, Falcon’s now-completed master plan for the water park alters the vision for the future of water theme parks. When built, the year-round water theme park is planned to span across more than 252,000 square meters and feature 22 rides and attractions. It is expected to be the only water theme park in the world that offers a unique mix of dry and wet rides as well as state-of-the-art, competition-level facilities for water sports enthusiasts, including surfing and white-water rafting experiences.

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

For more information about our joint venture relationship with Raging Power, see Note 7, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report.

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

For more information about our joint venture relationships with Meliá, see Note 7, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report.

PDP Joint Venture

On December 13, 2012, Infinite Acquisitions and PDP entered into a joint venture and shareholders agreement with Meliá (as amended from time to time, the “PDP JV Agreement”), to form a joint venture to develop the Sol Katmandu Resort in Mallorca, Spain, which was subsequently rebranded as Sol Katmandu Park & Resort, and the Sol Tenerife hotel in Tenerife, Spain. In 2019, Infinite Acquisitions transferred its ownership interest in PDP, and all of its rights and obligations under the PDP JV Agreement and all related agreements, to Fun Stuff, a wholly-owned subsidiary of Falcon’s Opco.

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

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with Accounting Standards Codification (“ASC”) 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The Company’s fifty percent share of the impairment recognized by Sierra Parima and the additional impairment of $14.1 million recognized by the Company are included within Share of loss from equity method investments in the Consolidated Statements of Operations for the year ended December 31, 2023. For more information about the impairment charge with respect to Sierra Parima, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, Note 8, “Investments and advances to equity method investments,” to our audited consolidated financial statements included elsewhere in this Annual Report, and “Item 1A. Risk Factors – The impairments of our intangible assets and equity method investment in our joint ventures, have materially and adversely impacted our business and results of operations and may do so again in the future.”

Falcon’s Central Development Plans

Leading our asset-efficient approach, we are now creating new partnered mix-use entertainment destinations to take advantage of high-traffic low-cost spaces in tourist destinations, such as shopping centers and repurposed superstructures. These destinations will be branded “Falcon’s Central” (“FC”). Each FC is expected to have a wide variety of retail, dining, and entertainment experiences which bring to life a diverse mix of owned and third-party intellectual property, including Hershey and PBS Kids.

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

Traditional brand development timelines can take many years or even decades to deploy across a broad range of sectors (e.g., physical theme parks, ride systems, media content and consumer merchandise). By contrast, our franchise execution model is designed to efficiently support brand activation and growth across a broad spectrum of deployment vehicles within a compressed timeline. We expect to leverage our in-depth data and insights to create and optimize characters, art styles and storylines for greatest audience impact, and to scale and monetize our offerings through ad-supported video on demand channels, such as YouTube, subscription-based video on demand channels, such as Netflix, and linear TV, such as ABC, where applicable, on social media channels and brand experiences in established metaverse platforms, like Roblox. The goal of this strategy is to accelerate consumer engagement and return on investment through a digital-first approach, leveraging scale and awareness to drive high margin monetization. We are focused on animation, movies, music, licensing and merchandising, gaming, streaming, and ride and technology sales.

Our proprietary intellectual property includes The Hidden Realms of Katmandu, Cadim and the Monster Wave, Vquarium, ResQ, and Curiosity Playground.

We seek to enter into or have entered into third-party relationships with:

•
Certain brands featured on PBS Kids. In February 2023, we entered into a license agreement to use certain brands featured on PBS Kids. We seek to bring Xavier Riddle and the Secret Museum, Dinosaur Train, Odd Squad, and Wild Kratts into the physical realm through fun, interactive environments that seamless integration media with hands-on exploration.

•
Hershey. In January 2024, we entered into a licensing agreement with Hershey pursuant to which we agreed to develop Hershey-branded LBE experiences featuring the snack company’s intellectual property, such as Hershey’s, Reese’s, Jolly Rancher, and Twizzlers, in both the United States and international markets.
•
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

FBB competes in the digital entertainment content, consumer merchandising, and theme park ride and technology sales markets. All feature a wide range of competitors. In the consumer merchandising and entertainment content sectors, market leaders include The Walt Disney Company, Warner Bros. Discovery, Paramount and Moonbug. Within the attractions systems and technologies markets, FBB competes with Triotech, Simtec, Simworx, DOF Robotics, ETF, Intamin, Brogent and Sansei Technologies.

Falcon’s is distinguishing itself from the wider industry by evolving into a next-generation experiential entertainment company that offers a fully integrated service, from master planning immersive experiences to designing, sourcing, and installing rides to content development and optimization. Unlike traditional companies that rely on multiple external partners, Falcon’s is planning to consolidate all of these capabilities on our platform, providing a comprehensive solution that has previously only been available to companies with vast in-house resources. This will allow Falcon’s to create seamless, large-scale projects with greater creative control and operational efficiency, offering a unique, turnkey experience that will set us apart in the industry.

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

FCG’s marketing efforts are based largely on a business-to-business (“B2B”) approach. Given the 25-year history, FCG is generally well-known in the themed entertainment industry and therefore benefits from proven work history and customer referrals. To ensure that FCG maintains a proactive industry profile, FCG has a physical presence at key industry tradeshows and is an active participant in influential industry organizations such as the International Association of Amusement Parks and Attractions (IAAPA), the Themed Entertainment Association (TEA) and the Visual Effects Society (VES). FCG also has a robust digital marketing presence, including a visually rich website featuring imagery, company news, and examples of our design and media production as well as numerous case studies. This is complemented by targeted e-newsletters and blogs showcasing key project work and timely news. FCG has an established social media presence on channels including Facebook, Instagram, X, and YouTube, although the most successful channel given business-focused audience is its LinkedIn page, which has over 16,000 followers. FCG also produces a award-winning industry monthly podcast, Experience Imagination, that examines relevant topics in the themed entertainment industry to educate, inform and entertain listeners. Marketing promotes the podcast through owned and earned channels.

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

FBB’s marketing program is still being refined and includes both B2B and business-to-consumer (“B2C”) approaches, integrating elements from our FCG and FBD marketing efforts. Brand licensing and distribution, as well as ride systems and technologies, are marketed via channels such as trade shows, summits, and publications. This marketing covers the licensing of proprietary intellectual property for the distribution of our original linear content, the licensing of our consumer merchandise, the licensing of third-party brands, and sales of Falcon’s proprietary ride systems and technologies. For example, our recent announcement of our collaboration with Hershey resulted in significant positive industry news stories and organic social media results. Further, Falcon’s Attractions launched in March 2024 as a commercial name for FBB to highlight the focus of rides and attractions sales. The launch was accompanied by an integrated marketing campaign, including a website, press announcement, e-newsletter, and posts on social media channels. On-going marketing efforts include industry-related engagement as well as owned and earned channels.

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

FBD has adjusted its development approach to support the growth of the business and the Company’s asset-efficient “Big Experience, Small Footprint” themed entertainment concept. The new strategy emphasizes focus on building strategic relationships with commercial developers and brands that have existing high-traffic commercial properties with established infrastructure and real estate management capabilities. These partnerships will help develop a diverse range of entertainment experience destinations featuring both Company owned and third-party licensed intellectual property. The sales model for future LBE venues in development will rely on attraction ticket sales, retail, dining and merchandise revenue.

FBB recently launched a new brand fictitious name, Falcon’s Attractions and created a new legal entity Falcon's Attractions, LLC, for the sales of rides, attractions and technologies. The sales strategy is focused on B2B marketing efforts including trade shows and direct marketing to drive sales. Additionally, the Company is currently accessing potential acquisition targets to support growth. FBB expects to license media content to distributors, and to sell consumer products at our FBD locations, online direct-to-consumer channels, vertically integrated retail, and third-party marketplaces.

Intellectual Property Research and Development

The Falcon’s Business has decades of experience in intellectual property creation and expansion and in developing award-winning themed experiences and entertainment content. Over the last 25 years, we have provided planning and design services and developed innovative technologies culminating in over $120 billion of location-based entertainment projects realized. Our extensive research and development activities have led to our portfolio of award-winning proprietary technology and attraction systems, as well as patents covering some of these technologies and systems.

Much of our intellectual property has been developed and tested in-house at our Falcon’s X-Lab facility in Orlando, Florida — a versatile research facility and prototype laboratory. We have used our Falcon’s X-Lab facility as the central test lab to research and experiment with emerging technologies in innovative applications. We undertake proactive research on the experiential entertainment industry, focusing on strategies and technologies to facilitate the connection and interface between disparate proprietary, consumer, and commercial hardware and software systems to provide immersive interactive experiences in both the physical and virtual worlds. We have established a team to develop various software, hardware and systems that help to power our products, integrating product management, engineering, analytics, data science, and design.

We rely on a combination of patents, trademarks, copyrights, trade secrets, and registered domain names to protect our intellectual property rights and our success relies in part on our ability to protect our intellectual property rights and the intellectual property that we create for our clients. Our patents and patent applications cover our attraction systems and experiential technologies, including our motion simulator theater with suspended seating, circular motion theater, and interactive theater system. As of December 31, 2024, we hold 10 issued utility patents in the US, and 1 issued utility patent in China, including patents for: CircuMotion Theater, a multi-dimensional, rotating platform that incorporates media content and special effects to create a fully immersive experience; Suspended Theater, which takes riders soaring across epic adventures delivering the unique sensation of flight in a new way; Falcon’s Vision, an augmented reality headset that is designed to be durable, functional, hygienic, and affordable for high-throughput LBEs; ÄEONXP, a technology solution that gamifies a conventional attraction experience into a flexible and enduring ecosystem of narrative data, complete with consequential choice customizations, character progressions, worldbuilding, global high-score competitions, and an exciting infrastructure within which to cultivate organic social interaction and gaming communities. The foregoing 10 patents expire between 2027 and 2042. We have several utility patent applications pending in the U.S., including: SpectraVerse, which uses projection, tracking, and optical technologies to empower a joint social experience of individualized perspectives in a themed environment, without the need for a headset; and ON!X, a theater system which features continuous positional tracking, personalized player triumph moments, robust audience accessibility, and real-time scoring. Additionally, we feature some of our proprietary designs and technologies in Spheron Theater, which surrounds guests with edge blended, high-definition video content, and SpectraVerse Game Bay, which uses our SpectraVerse intellectual property for small group play in an immersive atmosphere.

Our patents help us to protect our competitive advantage by preventing third parties from infringing our proprietary inventions. We recognize the value of our intellectual property and vigorously defend our intellectual property rights. However, despite our efforts to protect our intellectual property, we may not be able to prevent third parties from developing similar technology or from infringing on our intellectual property rights. Any infringement of our intellectual property could harm our business. See Item 1A. Risk Factors – “Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.”

We rely on the intellectual property laws of the United States and other relevant jurisdictions, as well as licensing agreements, confidentiality and non-disclosure agreements, and other contractual protections, to safeguard our intellectual property assets. We have also entered into, and will continue to enter into, both in-bound and out-bound licensing agreements of intellectual property rights.

Our on-boarding policy requires each of our employees to agree to enter into confidentiality undertakings and to agree that all inventions and discoveries that are conceived or made by such employee during their employment which relate in any manner to Falcon’s current business or future business are the sole property of Falcon’s. Additionally, independent contractors involved in the creation and/or development of intellectual property for Falcon’s execute agreements that include confidentiality, work-for-hire, and intellectual property assignment provisions providing that Falcon’s owns the results and/or deliverables created under such agreements. We also take reasonable steps to control and monitor access to our software, documentation, proprietary technology, and other confidential information.

We continue to evaluate additional intellectual property protections to the extent we believe they would be beneficial and cost-effective. We intend to vigorously defend our intellectual property rights and our freedom to operate our business. Despite our efforts to protect our intellectual property assets, our intellectual property could be deemed invalid or unenforceable or otherwise challenged and therefore such efforts may be unsuccessful. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Our Intellectual Property” for a description of the risks related to our intellectual property.

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

For the year ended December 31, 2024, FCG’s largest customer, QIC, generated an aggregate of approximately 99% of FCG’s revenue.

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

Various services agreements with QIC have been entered into between July 2018 and March 2024, providing for the provision of design, consultancy, creative guardianship, media production, and/or ride hardware procurement services related to the development of Qiddiya. Each of the agreements that we have entered into contains the scope of services and completion milestone requirements applicable to each particular entertainment asset or services to which the agreement relates. Because our work for QIC is not subject to a master services agreement, our and QIC’s rights and obligations and our time to complete a specific task may vary from agreement to agreement and the terms and conditions of each agreement is generally tailored to the specific project or services covered by the applicable agreement. As of April 3, 2025, we have 9 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other.

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

•
respectful communication and cooperation between all employees;
•
teamwork and employee participation, encouraging the representation of all groups and employee perspectives;
•
work/life balance through flexible work schedules to accommodate employees’ varying needs; and
•
employer and employee contributions to our communities to promote a greater understanding and respect for diversity.

As of December 31, 2024, we had 207 full-time employees, of which 174 were based at our Orlando headquarters and 33 were based in the Philippines. None of our U.S. or Philippines-based employees are covered by collective bargaining agreements. This does not include employees of our joint venture entities, which are discussed below. In 2023, Falcon’s was awarded the Top Workplaces Orlando regional award by Orlando Sentinel for the second year in a row.

We consider our employees relations to be good.

Our Joint Ventures

As of December 31, 2024, our two joint ventures with Meliá had approximately 179 year-round, full-time employees, of which 170 were based in Spain and 9 were based in the Dominican Republic. In Spain, as of December 31, 2024, there were an additional 225 full-time and partial-time employees that work all or a part of the operating season of the given property.

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

We generally evaluate our insurance policies on an annual basis, which may involve renegotiation of terms as necessary. The majority of our current insurance policies were renewed at the beginning of the second quarter of 2024. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

We have a limited operating history and have experienced substantial growth over the last three years due, in large part, to the combination of Falcon’s Treehouse, LLC and its subsidiaries and Falcon’s Treehouse National, LLC with Katmandu Group, LLC and Fun Stuff, S.L. in April of 2021, the Business Combination with FAST Acquisition Corp. II in October 2023, which resulted in the Company becoming a public company with its securities traded on Nasdaq, and the Strategic Investment by Qiddiya Investment Company (“QIC”). However, recent growth rates may not be indicative of our future performance due to our limited operating history as a combined company and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or in connection with the completion of the Business Combination, and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

In addition, our growth and expansion have placed, and will continue to place, significant strain on our management and resources. This level of growth may not be sustainable or achievable in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenue, diversify monetization methods including by direct to consumer offerings, vertically-integrated retail and third-party marketplaces, attract and retain creative contributors and business partners, increase customer engagement, continue developing innovative technologies, experiences and attractions in response to shifting demand in leisure and entertainment preferences, increase brand awareness and licensing, increase our expertise, expand into new markets, raise capital and continue to execute our legacy business.

Furthermore, our franchise execution model (see “Business — FBB: Falcon’s Beyond Brands”) is dependent upon each of our divisions working together to deploy our intellectual property across a broad range of sectors nearly simultaneously (e.g., physical theme parks, media content and consumer merchandise). We intend to offer our customers a fully-integrated service, from master planning immersive experiences to designing, sourcing, and installing rides to content development and optimization, all on our platform. To do so successfully will depend not only on the availability of our management and resources, but also on the adoption of our intellectual property by consumers in a number of forms.

We cannot assure you that we will have the personnel, expertise, or resources to achieve any of the above, or that our growth and expansion strategies, including our franchise execution model and our platform model, will be attractive to our customers, and our failure to sustain or increase our growth may materially and adversely affect our business and results of operations.

The impairments of our intangible assets and equity method investment in our joint ventures have materially and adversely impacted our business and results of operations and may do so again in the future.

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

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with ASC 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million as of December 31, 2023. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The Company’s fifty percent share of the impairment recognized by Sierra Parima and the additional impairment of $14.1 million recognized by the Company are included within Share of loss from equity method investments in the Consolidated Statements of Operations for the year ended December 31, 2023. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of December 31, 2024. Any future capital fundings will be discretionary. For more information about the impairment charge with respect to Sierra Parima, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8 “Investments and advances to equity method investments” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in our joint venture with Sierra Parima) require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, timing of operations, and other factors. We evaluate long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323, Investments: Equity Method Investments and Joint Ventures). When a quantitative assessment is performed, we use estimates and assumptions in estimating our reporting units’, our long-lived assets’ and our equity method investment’s fair values that we believe are reasonable and appropriate at that time; however assumptions and estimates are inherently subject to significant business, economic, competitive and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect our results of operations and financial position.

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

For the year ended December 31, 2024, we incurred a loss from operations of $15.9 million and negative cash flows from operating activities of $12.6 million. Management has concluded, and the report of our auditors included in this Annual Report reflect, that there is substantial doubt about our ability to continue as a going concern. Since our inception, we have funded our operations primarily through financing transactions such as related party and third-party loans and the Strategic Investment and have incurred recurring net losses and negative cash flows. We will require additional capital in order to fund currently anticipated expenditures and to meet our obligations as they come due. See “—We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all” below for additional information related to the risks of obtaining additional capital.

Substantial doubt exists about our ability to continue as a going concern. The reaction of investors to the inclusion of a going concern statement by management and our auditors and our potential inability to continue as a going concern may materially adversely affect the price of our publicly traded securities and our ability to raise new capital or enter into partnerships or strategic collaborations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

We have funded our operations since inception primarily through financing transactions such as related party and third-party loans and the Strategic Investment. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. Prior to the deployment of our asset-efficient strategy in our FBD business, we had engaged in expanding our physical operations through our equity method investments. We are continuing to develop new product offerings and hire additional personnel, to expand using our franchise execution model within our FBB business, and to offer a fully integrated service on our platform in order to create seamless, large-scale projects with greater creative control and operational efficiency, offering a unique, turnkey experience to our customers. As a result, we incurred a loss from operations of $15.9 million for the year ended December 31, 2024, had an accumulated deficit attributable to common stockholders of $46.5 million as of December 31, 2024, and had negative cash flows from operating activities of $12.6 million for the year ended December 31, 2024. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, as of December 31, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination and other things. The Company had a working capital deficiency of $(31.3) million, which excludes debt that is maturing in the next 12 months as of December 31, 2024. Additionally, as of December 31, 2024, the Company has $10.2 million in debt that is maturing in the next 12 months and have unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million). The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and the ability to do so in the future is contingent upon securing additional financing or capital raises.

Additional financing may not be available on terms favorable to us, if at all, or the cost of additional financing may be exceedingly high. In particular, the ongoing invasion of Ukraine by Russia and the Israel-Hamas war have caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities or to implement our strategy, particularly with respect to our FBD and FBB divisions, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay future dividends to holders of our Common Stock. If we undertake financing by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, preferred stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.

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

In our FBD business, we may encounter difficulties in adapting our asset-efficient strategy or in developing and maintaining effective joint partnerships with our existing JV partners, Meliá and Raging Power, and/or with new joint venture partnerships. We expect our asset-efficient strategy to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. However, we may not be able to execute on such strategy effectively. For example, we may not be able to negotiate agreements with our existing joint venture partners or with new joint venture partners on terms that are acceptable to us or at all, and our ability to successfully operate an asset-efficient model exposes us to different risks than we face with an asset-heavy model, as we will be increasingly subject to the risks inherent in third-party infrastructure over which we would have limited control. Further, our efforts to reduce our existing capital expenditures may not be successful. For example, while we believe the closure of Katmandu Park DR to visitors was in the best interest of the Sierra Parima joint venture with Meliá because the closure eliminates potential ongoing operational losses at the Katmandu Park DR, there may be unexpected consequences of the closure that negatively impact our business or that of our joint venture partner, whereby such unexpected consequences could be the basis for a dispute with our joint venture partner.

Further, even with an asset-efficient business model, our FBD business may still be subject to traditional risks associated with resort and theme park development, acquisition, expansion, repositioning and rebranding, including, among others:

•
construction delays or cost overruns that may increase project costs;
•
receipt of zoning and other required governmental permits and authorizations;
•
increased costs due to competition for labor, including employees and subcontractors, skilled in emerging technology;
•
strikes or other labor issues;
•
restrictions or delays in transportation and import-export procedures;
•
delays or cost inflation in the supply chain and third-party vendors required to develop the resorts and parks;
•
development costs incurred for projects that are not pursued to completion;
•
investment of substantial capital without, in the case of developed or repositioned resorts, immediate corresponding income;
•
results that may not achieve our desired revenue or profit goals;
•
acts of nature such as earthquakes, wildfires, hurricanes, volcanic eruptions, floods or fires that could adversely impact a resort;
•
ability to raise capital, including construction or acquisition financing; and
•
governmental restrictions on the nature or size of a project.

In addition, in the future, certain of our construction timelines may be lengthened and/or require increased development costs due to competition for skilled construction labor and employees with relevant technical expertise, disruption in the supply chain for materials, increased costs for raw materials and supplies, labor relations and construction practices in foreign markets, rising inflation, the conflict between Russia and Ukraine and the Israel-Hamas war; and these circumstances could continue or worsen in the future. As a result of the foregoing, we cannot assure you that any of our development, acquisition, expansion, repositioning and rebranding projects will be completed on time or within budget or that the ultimate rates of investment return will be as we forecasted at the time the project was commenced. If we are unable to complete a project on time or within budget, the resort and/or theme park’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

The FBD properties, including the resorts owned and operated by our PDP joint venture with Meliá, also have an ongoing need for renovations, rebranding and other capital improvements and expenditures, including to replace furniture, fixtures and equipment from time to time as the need arises. While we believe the closure of Katmandu Park DR to visitors should help reduce our ongoing capital expenditures, particularly with respect to our Sierra Parima joint venture, we still have assets through our PDP joint venture, including a hotel in Tenerife, Spain and a hotel and theme park in Mallorca, Spain.

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

In addition to liquidity risks, these capital expenditures may result in declines in revenues while hotels and parks are in initial construction, while rooms, restaurants, rides or attractions are out of service for rebranding or maintenance, and while areas of our properties are closed due to capital improvement projects. We expect our costs will increase over time, and our losses may continue, as we expect to continue to invest additional funds in expanding our business and sales and marketing activities. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to continue increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. For example, following the opening of our Katmandu Park DR in March 2023, we experienced various financial, operational, and infrastructure challenges that led to lower than planned open days and attendance at the park. As a result, in March 2024, we closed Katmandu Park DR to visitors. For more information about the closure of the Katmandu Park DR, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8 “Investments and advances to equity method investments” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

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

Developing FCG requires ongoing investment in personnel and infrastructure. In 2024 we acquired and moved into a larger building in Orlando to meet the space requirement of our approximately 210 employees and our expected growth. Our growth plans for FCG place significant demands on our management and operating personnel, and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Depending upon the timing and level of revenues generated from FCG, including through the Consultancy Services Agreement with QIC and other initiatives, the related results of operations and cash flows we anticipate from FCG may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

FCG offers extensive master planning, attractions and experiential entertainment design and digital media services and our experiential technologies to customers, including FBD, seeking to create themed experiences based on their own intellectual property. FBB’s business model is to deploy, expand and monetize proprietary and partner brands and intellectual property across multiple media and experiential channels. As such, increasingly, our intellectual property and technologies will be deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to provide our customers with a comprehensive solution to their experiential entertainment needs, and to increase sales of our intellectual property and technologies for use in such deployments.

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

Further, FBB’s ability to provide effective services and execute on its business strategy depends upon its ability to effectively deploy our and third-party brands’ intellectual property across multiple media and experiential channels, such as animation, movies, music, licensing and merchandising, gaming, streaming, and ride and technology sales. This means that FBB’s success depends disproportionately on its ability to successfully develop proprietary and third-party brands across disparate consumer bases, technologies and geographies and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy will require us to acquire, build, invest in and develop our competencies in disparate areas, which will require significant effort, time and money, with no assurance of success. The success of FBB’s franchise execution model also requires significant alignment and integration among our business divisions and between FBB and third-party brands. If FBB is unable to successfully develop, maintain and expand key proprietary and third-party brands as planned, our business performance could suffer. Further, if the consumer market does not broadly adopt our intellectual property, FBB’s franchise execution model would be impacted and we would be unable to implement our current business strategy.

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

A limited number of industry customers have contributed a significant portion of FCG’s and our revenues in the past and are projected to do so in the future. In particular, FCG had one major customer, QIC, with revenue greater than 10% of the total revenue for the year ended December 31, 2024 of 99% of FCG’s revenue for the years ended December 31, 2024 . We expect QIC to represent a significant majority of FCG’s and the Company's revenue for the year ended December 31, 2025. We are likely to continue to experience ongoing customer concentration. It is possible that revenue from QIC may not reach or exceed historical levels in any future period. Each of the agreements that we have entered into with QIC contains the scope of services and completion milestone requirements applicable to each particular entertainment asset or services to which the agreement relates. Because our work for QIC is not subject to a master services agreement, our and QIC’s rights and obligations and our time to complete a specific task may vary from agreement to agreement and the terms and conditions of each agreement is generally tailored to the specific project or services covered by the applicable agreement. In some instances, QIC may have a contractual obligation under separate agreements with unaffiliated third-party intellectual owners to obtain approval of our work prior to acceptance of our work whereby we are not in privity of contract with such third-party intellectual property owners. As of April 3, 2025, we have 9 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other. Although we believe that we have a strong relationship with QIC, if QIC moves their business elsewhere it would have an adverse effect on our profitability, particularly the profitability of FCG.

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

•
QIC’s consent is required to approve certain of FCG LLC’s and its subsidiaries’ activities, including, but not limited to:
•
the issuance of equity securities;
•
the payment or declaration of dividends;
•
the approval of a project that, individually or in the aggregate, would interfere with the QIC Priority Commitment (as defined below);
•
entering into affiliate transactions;
•
the granting of any exclusive license to material intellectual property or the abandonment or allowing the lapse of any material intellectual property;
•
any amendment to the FCG A&R LLCA;
•
changing in a material way FCG LLC’s or any of its subsidiaries’ business strategy, including entering into a new line of business or discontinuing any material line of business;
•
effecting any investment, acquisition, joint venture, strategic partnership or similar arrangement, in each case, in which such transaction or series of related transactions has an aggregate transaction value in excess of $1.0 million over the course of any calendar year;
•
changing materially the remuneration (including equity awards) of, or terminating (other than for cause), any executive or the head of any organizational division of FCG LLC or its subsidiaries;
•
the purchase or redemption of any units or other equity securities of FCG LLC or its subsidiaries, except for units issued in connection with an employee equity incentive plan or in accordance with the redemption provisions of the FCG A&R LLCA;
•
the sale of any division or other material assets of FCG LLC or its subsidiaries in excess of $1.0 million per transaction or series of related transactions;
•
entering into any merger, consolidation, share exchange, restructuring, recapitalization, reorganization, or other business combination or Change of Control (as defined below) transaction (except a change of control transaction, liquidity event, sale of all or substantially all the assets or similar transaction involving the Company);
•
granting any benefits (other than health and welfare benefits consistent with past practices), payments or equity-based compensation to any employee or other service provider that provides services primarily for the benefit of FCG LLC or its subsidiaries with the exception of the equity awards granted by Falcon’s Opco in the fourth quarter of 2023;
•
the incurrence of any indebtedness for borrowed money in excess of $1.0 million;

•
the approval, amendment or deviation from or alteration of the budget and business plan of FCG LLC, in each case, unless approved by the board of FCG LLC (including the QIC Manager (as defined below));
•
the exercise of termination rights, entering into any amendment or statement of work, or granting of any consent or approval that would reasonably be expected to modify the scope of services provided or price under the Intercompany Services Agreement (as defined below);
•
the commencement of or the agreement to commence an initial public offering provided, however, that this provision does not apply to Falcon’s Opco or prevent Falcon’s Opco or its affiliates (other than FCG LLC and its subsidiaries) from effectuating an initial public offering or a transaction with a special purpose acquisition company;
•
the termination (other than for cause) or material change to the service relationship of any service provider in a manner that is, or could be reasonably expected to, interfere with or adversely affect the QIC Priority Commitment;
•
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
•
entering into any agreement under which any of FCG LLC or its subsidiaries agrees not to (x) compete in any material product or service line or territory or (y) assert any material intellectual property rights, including by entering into any covenant not to sue or any co-existence, settlement or similar agreement;
•
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
•
increasing or decreasing the number of managers on the board of managers of FCG LLC; and
•
the adoption or modification of any tax election or tax or accounting practice or policy that would have a material and disproportionate impact on QIC as compared to the Company.
•
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

•
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

The FCG A&R LLCA also provides for preemptive rights for the benefit of Falcon’s Opco and QIC with respect to any issuance of any unit or other equity interest of, and options, warrants, or other convertible securities exercisable for or convertible into units of, FCG LLC or its subsidiaries, subject to customary exceptions, including, among others, issuances of such securities (1) pursuant to an equity incentive plan, reorganization, recapitalization or similar transaction, or an acquisition approved by the board of managers of FCG LLC, or (2) in connection with any equity split, reverse equity split, dividend or distribution or equivalent action by FCG LLC, or upon the exercise or conversion or exchange of options, warrants or other convertible or exchangeable securities, (together, the “excluded securities”). In addition, QIC also has the right to purchase its pro-rata share of any equity securities issued by Falcon’s Opco, the Company or any other FCG LLC parent entity, other than securities issued (1) pursuant to an equity incentive plan, reorganization, recapitalization or similar transaction, or an acquisition approved by the Board, (2) in connection with any equity split, reverse equity split, dividend or distribution or equivalent action by Falcon’s Opco, the Company or any other FCG LLC parent entity, or upon the exercise or conversion or exchange of options, warrants or other convertible or exchangeable securities of FCG LLC, (3) pursuant to broadly distributed underwritten public offerings, “at the market” offering or a “block trade”, (4) to banks, equipment lessors, financial institutions, or real property lessors pursuant to a debt financing, equipment leasing or real property leasing agreement approved by the board of managers, or to suppliers or third-party service providers in connection with the provision of goods or services, or to strategic partners pursuant to transactions approved by the Board, (5) pursuant to a business combination transaction with a special purpose acquisition company, and (6) securities of Falcon’s Opco issued by Falcon’s Opco to the Company (together, the “FCG parent entity excluded securities”). These preemptive rights may limit our ability to raise money through a PIPE or other private transaction.

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

•
weakness in the capital markets limiting FCG’s customers’ abilities to raise capital for completion of projects or for development of future properties;
•
weakness in the commercial banking market, limiting our ability to raise debt finance for each project as planned;
•
in FBD, construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural or man-made disasters, such as earthquakes, tsunamis, wildfires, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall project costs, affecting timing of project completion or resulting in project cancellations;
•
any liability or alleged liability or resultant delays associated with latent defects in design or construction of projects we have developed for our businesses or that FCG or FBD may construct in the future adversely affecting our business, financial condition and reputation; and
•
the delay or failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm.

FCG and its clients also source supplies and materials from third parties that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on FCG’s and its client’s access to the supplies and materials sourced from these third parties. In addition, the ongoing invasion of Ukraine by Russia and the Israel-Hamas war may significantly amplify already existing disruptions to FCG clients’ and FBD’s supply-chains and logistics.

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

•
the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into the Company’s business;
•
increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•
entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;
•
diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
•
the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
•
the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing securities to fund an acquisition would cause dilution to existing shareholders. If we develop a reputation for being a difficult acquirer or target companies view our shares unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

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

Our FCG division is frequently contracted by international customers to provide its master planning and design services in locations outside the United States. For example, we have been contracted to provide full service master planning for five theme park projects, as well as the potential additional expansion work, for third-party clients in the Kingdom of Saudi Arabia. Further, all of the operations of our joint venture businesses are conducted outside of the United States and its territories, currently in the European Union (the “EU”) and China. For instance, we are a 50% shareholder in Karnival, which is developing LBE experiences in China, the first of which is in Hong Kong, and we are a 50% shareholder in PDP, which owns and operates the Sol Katmandu Park & Resort in Mallorca, Spain, and the Sol Tenerife hotel in Tenerife, Spain. These joint ventures and other direct and indirect international operations expose us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our businesses, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions (such as economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit certain activities and transactions involving U.S. sanctioned countries and persons), that could have a material negative impact on our operations (and in the case U.S. sanctions, result in criminal or civil liability where violated), harm our ability to pursue creative and development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in jointly managing an organization doing business in different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) monitoring fluctuations in foreign currency exchange rates.

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

•
complying with, and managing changes to, and developments in, Saudi Arabian laws and regulations, including price regulations and data privacy, changes in environmental regulations, forced divestment of assets, expropriation of property, cancellation or forced renegotiation of contract rights;

•
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
•
the imposition of new, or changes to existing, transfer pricing regulations or the imposition of new restrictions on foreign trade or investment;
•
complying with applicable anti-bribery, anti-corruption, economic sanctions, export control, anti-terrorism and anti-money laundering laws, see “— Risks Related to Regulatory, Tax, Legal and Compliance Matters — We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, which could have a material adverse impact on us”;
•
adverse changes in economic and trade sanctions, export controls and national security measures resulting in business disruptions, including delays or denials of import or export licenses or blocked or rejected financial transactions;
•
regional conflicts and escalating geopolitical tensions in the Middle East, including with Iran and armed groups supported by the Iranian government, and the potential future involvement of the Kingdom of Saudi Arabia in such conflicts;
•
geopolitical instability and uncertainty in the Kingdom of Saudi Arabia, resulting from government or military regime change, civil unrest or terrorism, including the failure to negotiate a cease fire and withdrawal from Yemen;
•
changes in the Kingdom of Saudi Arabia’s policy of pegging the Saudi Riyal (“SAR”) to the U.S. dollar;
•
difficulties in managing and staffing international operations; and
•
conducting business through a number of subsidiaries, joint operations and joint ventures and challenges implementing the Company’s policies and procedures in such entities.

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

•
make it more difficult for us to satisfy our financial obligations;
•
require us to dedicate a substantial portion of any cash flow from operations to service our indebtedness, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;
•
increase our vulnerability to adverse changes in general business, industry and economic conditions and to competitive pressures;
•
limit our flexibility in planning for, or reacting to, changes in our business, competitive conditions or our industries;
•
impair our ability to make investments or acquisitions, dispose of assets, pay cash dividends or redeem or repurchase shares; and/or
•
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

Our future growth will, in part, depend on our ability to expand FBB into new business lines as we seek to utilize our proprietary and third-party brands in consumer markets, such as film and video, music, licensing and merchandising and gaming, in which we have no or limited direct prior experience. The new business lines that we pursue for FBB may not perform as well as expected, may not achieve profitability, may incur significant or unexpected time and expense, and may expose us to additional liability, which may result in financial or reputational harm to our or third-party brands. Such expansion activities may involve some or all of the following risks: the risk of entering business lines or products in domestic or foreign markets, in which we have little or no experience; the difficulty of competing for growth opportunities with companies having materially greater financial resources than us; the inability to realize anticipated synergies or other expected benefits; the difficulty of integrating new or acquired operations and personnel into our existing operations, while maintaining our culture; the potential disruption of ongoing operations; and the diversion of financial resources or management attention to new operations or lines of business. The expansion into new lines of business might be required for us to remain competitive, but we may not be able to complete any such expansions on favorable terms or obtain financing, if necessary. Future expansions may not improve our competitive position and business prospects as anticipated, and if they do not, our business, results of operations and financial condition could be materially impacted.

Risks Related to our Joint Ventures

The failure to satisfy the requirements imposed by our joint venture partners and disagreements with our joint venture partners could have a material adverse effect on us.

Under the terms of our joint venture agreements with Meliá and Raging Power, and any joint venture agreements we may enter with future joint venture partners, we may be required t1o contribute certain funds and assets to our joint venture entities, obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to our joint venture entities and meet various other terms and conditions. If we fail to comply with the terms and conditions of the applicable joint venture agreement, we may incur liabilities to our joint venture partners under the applicable joint venture agreement. In that situation, the damages we would be subject to would be quantified either by the applicable courts or, in the case that we are required to transfer our shares in the joint ventures to the non-breaching counterparties, by third-party valuation firms. If one or more of these joint venture agreements is terminated, the underlying value and performance of our FBD resorts, experiential entertainment attractions, or other assets could decline significantly. In addition, our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or our relationship with such joint venture partner.

We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

We have entered into, and expect to continue to enter into, significant joint venture, strategic collaboration, teaming and other arrangements, including our FBD joint ventures with Meliá and Raging Power and our FBB collaborations with certain brands featured on PBS Kids, Hershey, our letter of intent for an expected collaboration with Tanseisha, and our non-binding letter of intent to operate OES. These activities involve risks and uncertainties, including the risk of a joint venture partner or other party to a business arrangement failing to satisfy its obligations, which may result in certain liabilities to us for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and the other parties to our business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, in these joint ventures, strategic collaborations and alliances, we may have certain overlapping control with our joint venture or brand partners over the operation of the assets, businesses or brands. As a result, such joint ventures, strategic collaborations and alliances may involve risks such as the possibility that a counterparty in a business arrangement might become bankrupt, be unable to meet its contractual obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our business partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third-party could expose us to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

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

Under certain of our FBD joint venture arrangements, pursuant to which neither venture partner has the power to control the venture, an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. For example, certain actions by the joint venture entity may require unanimous approval by us and our joint venture partner. An impasse between us and our joint venture partner could result in a “deadlock event.” In such event, if not resolved, we and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third-party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture.

Investments in joint ventures involve these and other risks that would not be present were a third-party not involved, including the possibility that the co-venture partners might become bankrupt or fail to fund their share of required capital or asset contributions. In addition, partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our FBD markets that could create conflict of interest issues. For example, Meliá may own hotels that compete with our joint venture hotel for tourists. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or joint venture, and to the extent of any guarantee our assets, to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

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

•
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
•
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

•
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

Additionally, staffing shortages in places where our FBD theme park and resort are located also could hinder our ability to grow and expand our businesses and could restrict our ability to operate our resort, theme parks, restaurants and other attractions. As of December 31, 2024, our FBD joint venture entities with Meliá directly and indirectly employed approximately 179 year-round, full-time employees worldwide at both their corporate offices and on-site at their resorts, restaurants and theme parks, and an additional 225 full-time and partial-time employees working all or part of the operating season in our joint venture properties in Spain. If we are unable to attract, retain, train, manage, and engage skilled employees, its ability to manage and staff its resorts could be impaired, which could reduce guest satisfaction.

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

A significant number of employees of our FBD joint venture entities are covered by collective bargaining agreements, including employees at our FBD Mallorca and Tenerife resort properties. In addition, the employees of licensees who manufacture and retailers who sell our consumer products, employees of our FCG master planning and design customers, and employees of distributors of our FBB programming content may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees, customers, retailers or distributors may disrupt our operations and reduce our revenues. Resolution of disputes or negotiation of rate increases may increase our costs. The severe increase in cost inflation in products and services for domestic consumption such as energy, food and fuel significantly increased living costs for staff during 2022, with the consequence of creating pressure for wage increases to be demanded in the collective bargaining negotiations that occurred in the beginning of 2023. As a result, at the start of 2023, there was a pre-agreement announced for a 5.0% wage increase in 2023 and 3.3% in 2024 (applying only to the positions that are being remunerated with the collective bargain agreement), and wages could be increased further in the future.

A variety of events beyond our control may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.

Demand for and consumption of our products and services, particularly our FBD experiential entertainment and FCG’s attraction master planning and design services, is highly dependent on the general environment for travel, tourism, leisure and entertainment. The environment for travel and tourism, as well as demand for and consumption of leisure and entertainment products, can be significantly adversely affected as a result of a variety of factors beyond our control, including: health concerns (including those related to COVID-19 and potential future pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, wildfires, hurricanes, typhoons, floods, tsunamis, earthquakes, volcano eruptions and oil spills); international, political or military developments (including the ongoing invasion of Ukraine by Russia and the Israel-Hamas war); a decline in economic activity; rising inflation; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs or widespread computing or telecommunications failures, may also impede our ability to provide our products and services or impede our ability to obtain insurance coverage with respect to some of these events. For example, we saw a material impact on our businesses and net cash flow in 2020 and 2021 as a result of worldwide restrictions on travel, construction, and public gatherings due to the COVID-19 pandemic. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Future health concerns or other macroeconomic changes like the ones listed above may impact our business in ways that we cannot predict.

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

Physical risks:

•
increases in the severity of extreme climate events;
•
changes in the rainfall patterns and extreme variability in the climate patterns;
•
temperature changes; and
•
rising of the sea levels.

Transition risks:

•
increases in the price of greenhouse gas emissions;
•
regulations surrounding current products or services;
•
increases in emissions reporting obligations;
•
potential lawsuits due to environmental infringements;
•
substitution of current products and services pursuant to low-carbon options;
•
unsuccessful investments in new technologies;
•
transitional costs related to new low-carbon technologies;
•
changes in customer behavior and preferences;
•
uncertainty in market signals;
•
increases in the costs related to raw materials;
•
sector stigmatization; and
•
increased negative feedback of interest groups.

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

For example, in May 2023, we experienced a network intrusion in which an unauthorized third-party accessed and exfiltrated certain information from specific systems. In response to this incident, we secured our digital assets within our computer systems, promptly temporarily shut down our financial reporting systems, and commenced an investigation with assistance from an outside cybersecurity firm. In connection with this incident, we have incurred certain incremental one-time costs of $0.3 million related to consultants, experts and data recovery efforts, and expect to incur additional costs related to cybersecurity protections in the future. Although we have not been the subject of any legal proceedings involving these incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from these incidents. We have implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack, including (i) by requiring that all external vendors who need to access any internal/cloud resources utilize secure encrypted tunnels or be physically internal and utilize authorized terminals with provided credentials, (ii) conducting security awareness training for our staff and (iii) requiring longer log retention for all tracking telemetry information. However, cybersecurity threats are constantly evolving, and there can be no guarantee that a future cybersecurity event will not occur.

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

The potential consequences of a future material cybersecurity attack on us or our third-party service providers could include: business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information (including personal information in violation of one or more privacy laws) or intellectual property; reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers.

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

We are exposed to currency translation risk in our Karnival and PDP joint ventures, and we may be exposed to currency translation risk of our FCG international customers, who use home currencies that are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates would affect the amounts we record for our assets, liabilities, revenues and expenses with respect to Karnival, PDP, and such potential FCG international customers, and could have a negative effect on our financial results. Further, we expect that a significant portion of FCG’s revenues from certain major customers will be paid in Saudi Riyals. The SAR is currently pegged to the U.S. dollar, but if the Kingdom of Saudi Arabia changes its policy of pegging the SAR to the U.S. dollar, such a change could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as FCG’s international operations grow.

Risks Related to Our Intellectual Property

Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain and enforce the intellectual property rights in our technology, entertainment content, and other intellectual property. Developing content is a significant feature of our businesses and leaking portions of or piracy of our content (including digital content), brands, and other intellectual property has the potential to significantly and adversely affect our business. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Furthermore, intellectual property and confidentiality protections in China, where we have a joint venture partnership with Raging Power, or the Kingdom of Saudi Arabia, where we have a significant customer concentration, may not be as effective as in the United States or Europe. These uncertainties could limit the legal protections available to us to protect our intellectual property.

We rely on the intellectual property laws of the United States and other relevant jurisdictions, as well as third-party policies and procedures governing domain name registrations, licensing agreements, confidentiality and non-disclosure agreements, and other contractual protections to safeguard our intellectual property assets. However, even in territories like the United States, such legal frameworks may be insufficient to address modern realities.

Furthermore, the lack of effective technological prevention and enforcement measures may further impede our enforcement efforts. Therefore, the success of such measures cannot be guaranteed, particularly in countries with less robust intellectual property laws.

Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured. Additionally, technological advances have enabled quick unauthorized copying and downloading of content into digital formats without any degradation of quality from the original content, which has facilitated the rapid creation, transmission, and sharing of high-quality unauthorized copies of copyrighted material. Unauthorized distribution of copyrighted material on the internet is a threat to the value of copyright owners’ intellectual property as it impedes their ability to maintain the exclusive control over their copyrighted material. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability, particularly our FBB division’s operations, as it may reduce the revenue that we could receive from the legitimate sale and distribution of our content. We may need to expend significant amounts of our capital to strengthen our technological platform security and enforcement activities, including through litigation, in order to protect our intellectual property rights.

We own patents and patent applications for certain of our proprietary technology and attraction systems, however, filing, prosecuting, and maintaining patents and patent applications in every territory worldwide is prohibitively expensive. Therefore, we protect such patents and patent applications selectively, on a country-by-country basis, and may choose not to seek patent protection in certain jurisdictions or at all. Our competitors may produce products that include our unpatented technology (or the patents we own may not be sufficiently broad enough to exclude our competitors’ use of such technology) and we are unable to provide any assurances that any of our patents or patent applications will include claims that are sufficiently broad to protect our technology from competitors. Additionally, our patents can be challenged as invalid or unenforceable, or circumvented by competitors. No assurance can be given that, if challenged, our patents would be declared valid or enforceable, or that even if found valid and enforceable, a competitor’s technology or product would be found to be infringing our patents. Furthermore, our patent applications may not be granted. Third parties may own patents or there could be other prior art that may hinder our ability to obtain patent protection for our technology. We also cannot be certain that we are the first to file any patent application related to our technology because patent applications in the United States and other countries are confidential for a period of time after filing. Additionally, an interference proceeding may be initiated by a third-party or the United States Patent and Trademark Office to determine who was the first to invent any invention covered by our U.S. patents and patent applications that have a filing date pre-dating March 16, 2013 (the date when U.S. patent law changed from a first-to-invent to a first-to-file system). We cannot be certain that we are the first to invent the inventions covered by our pending patent applications and, if we are not, we may be subject to priority disputes.

We also own trademark applications and registrations. Our trademark applications may be denied or opposed and our registered trademarks may be challenged as invalid or unenforceable by competitors or other third parties. If our trademarks are successfully challenged in any jurisdiction, we could be forced to rebrand our products in such jurisdiction(s), which could result in the loss of brand recognition and require us to devote significant resources to advertising and marketing new brands. Furthermore, trademark registration does not guarantee our trademarks’ validity or our right to use such trademarks.

In order to protect our proprietary technology, we rely in part on confidentiality undertakings and other agreements with our employees, independent contractors, and other third parties. Such agreements may not prevent, or provide an adequate remedy for, the unauthorized use or disclosure of our confidential information. Third parties may independently discover or reverse engineer our trade secrets and proprietary information. Asserting a claim that a party illegally obtained and is using our trade secrets can be difficult, expensive, and time consuming, and the outcome is unpredictable. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any third party's contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed and can adversely affect our revenues or otherwise harm our business. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws (or the absence of effective legal protections or enforcement measures) could materially adversely impact our businesses, financial condition, and results of operations.

Third parties may allege that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties, damages, and other fees and fines that may negatively affect our profits, subject us to costly and time-consuming litigation, or cause us to lose the ability to provide the related products or services.

To the extent that any third party has patented any interventions that we need to use in the future to manufacture, use, or sell our products or services, we would need to obtain such licenses to avoid infringement. For products or services that utilize the intellectual property of strategic collaborators, brand partners or other suppliers, such suppliers may have an obligation to secure the licenses to such patents at their own cost, and if not, we may be responsible for the cost of such licenses. Royalty payments and other fees due under such licenses would erode our profits from the sales of such products and services. Moreover, we may be unable to obtain such licenses on acceptable terms (or at all). If we fail to obtain a required patent license or are unable to alter the design of the product to avoid infringing a third-party patent, we would be unable to continue to manufacture or sell such products or provide related services without infringing such patent.

If a third-party commences an infringement action against us, we may incur significant costs to defend such action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from such action could require us to pay substantial amounts in damages for infringement or to obtain a license to continue to use the intellectual property that is the subject of the infringement claim. Such adverse judgment or settlement could also result in injunctive relief limiting our ability to develop, manufacture, or sell our products or provide our services, or could require us to redesign our products to avoid infringement.

Lastly, we may need to indemnify our customers, licensees, commercialization partners, and/or distributors if our technology or products infringe the intellectual property rights of any third parties. Such third-party claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, licensees, commercialization partners, and/or distributors, regardless of the merits of these claims. If any such claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers, licensees, commercialization partners, and/or distributors, and may be required to obtain licenses for such technology or products. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers, licensees, commercialization partners and/or distributors may be forced to stop using or selling our products or technology.

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

FBD’s joint venture operations in the EU and China are subject to the laws of such jurisdictions rather than U.S. law. Additionally, FCG frequently provides services to customers located in countries across the world, including in the Kingdom of Saudi Arabia. Laws in some jurisdictions differ in significant respects from those in the United States. These differences can affect our ability to react to changes in our businesses, and our rights or ability to enforce rights may be different than would be expected under U.S. law. For example, in Spain and the EU, the climate change-related laws and regulations are more extensive and onerous than those of the United States.

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

We are a holding company and our only material assets are our interest in Falcon’s Opco and our other equity method investments. Accordingly, we are generally dependent upon distributions from Falcon’s Opco and our other equity method investments to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership interests in Falcon’s Opco and our other equity method investments. As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses or declare and pay dividends in the future is dependent upon the financial results and cash flows of Falcon’s Opco and its subsidiaries, and our other equity method investments, and distributions we receive from Falcon’s Opco and our other equity method investments. Deterioration in the financial condition, earnings or cash flow of Falcon’s Opco and its subsidiaries, and/or our other equity method investments, for any reason could limit or impair such entities’ ability to pay such distributions to us. Additionally, to the extent that we need funds and Falcon’s Opco is restricted from making such distributions to us under applicable law or regulation or under applicable contractual restrictions, including the terms of any applicable financing arrangements, or Falcon’s Opco’s subsidiaries or our other equity method investments are otherwise unable to provide such funds to us for distribution, it could materially adversely affect our liquidity and financial condition.

Subject to the discussion in this Annual Report, Falcon’s Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of the Falcon’s Opco Units, including the Company, following the Closing. Accordingly, the Company will incur income taxes on its allocable share of any net taxable income of Falcon’s Opco. Under the terms of the A&R Operating Agreement, Falcon’s Opco is obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of Falcon’s Opco Units following the Closing, including the Company. In addition to tax expenses, the Company will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. The Company intends, as its sole manager, to cause Falcon’s Opco to make distributions to the holders of Falcon’s Opco Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover the Company’s operating expenses, including payments under the Tax Receivable Agreement. However, Falcon’s Opco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which Falcon’s Opco is then a party, including debt agreements, or any applicable law or regulation, or that would have the effect of rendering Falcon’s Opco insolvent. If the Company does not have sufficient funds to pay tax or other obligations or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. The failure of the Company to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because Falcon’s Opco (i) is prohibited from making such payment under the terms governing certain of its indebtedness or under applicable law and Falcon’s Opco cannot obtain sufficient funds to make such payment after taking commercially reasonable actions or (ii) would become insolvent as a result of making such payment. In addition, if Falcon’s Opco does not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends will also be restricted or impaired.

Under the A&R Operating Agreement, Falcon’s Opco will, from time to time, make distributions in cash to its equityholders (including the Company) in amounts at least sufficient to cover the taxes on their allocable share of taxable income of Falcon’s Opco. As a result of (i) potential differences in the amount of net taxable income allocable to the Company and to Falcon’s Opco’s other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that the Company anticipates from any redemptions or exchanges of Falcon’s Opco Units for Class A Common Stock or cash pursuant to the A&R Operating Agreement in the future, tax distributions payable to the Company may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. The Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on the Company’s stock, although the Company will have no obligation to distribute such cash (or other available cash) to its stockholders. To the extent the Company does not distribute such excess cash as dividends on its stock, it may take other actions with respect to such excess cash — for example, holding such excess cash or lending it (or a portion thereof) to Falcon’s Opco, which may result in shares of its stock increasing in value relative to the value of the Falcon’s Opco Units. The holders of Falcon’s Opco Units may benefit from any value attributable to such cash balances if they acquire shares of Class A Common Stock in exchange for their Falcon’s Opco Units, notwithstanding that such holders may previously have participated as holders of Falcon’s Opco Units in distributions by Falcon’s Opco that resulted in such excess cash balances.

Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s initial or current unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial.

The Company is a party to the Tax Receivable Agreement with the Company’s unitholders and Falcon’s Opco. Under the Tax Receivable Agreement, the Company generally are required to make cash payments to the Company’s unitholders equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of Falcon’s Opco resulting from any future redemptions or exchanges of Falcon’s Opco Units for Class A Common Stock or cash by the Company’s unitholders pursuant to the A&R Operating Agreement and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of Class A Common Stock unless such holders were initial unitholders or are also unitholders.

On October 24, 2024, Company and Exchange TRA Holders entered into an Amendment to the Tax Receivable Agreement to clarify the rights of a TRA Holder that transfers units but does not assign the transferee its rights under the TRA Agreement with respect to such transferred units.

The amount of the cash payments that the Company will be required to make under the Tax Receivable Agreement may be substantial. Any payments made by the Company to the Company’s unitholders under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to the Company, Falcon’s Opco and its subsidiaries. To the extent the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, the Company’s future obligations to make payments under the Tax Receivable Agreement could make the Company, Falcon’s Opco and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on the unitholders’ continued ownership of Falcon’s Opco Units, Class A Common Stock or Class B Common Stock.

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

Moreover, the Tax Receivable Agreement provides that, in certain events, including among other things, a change of control or the Company’s exercise of early termination rights, the Company’s obligations, or its successor’s obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any unitholder that has Falcon’s Opco Units not yet exchanged shall be deemed to have exchanged such Falcon’s Opco Units on such date, even if the Company does not receive (if at all) the corresponding tax benefits until a later date when the Falcon’s Opco Units are actually exchanged. As a result of the foregoing, the Company would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, the Company could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes.

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

A number of aspects of our corporate structure depend on the classification of Falcon’s Opco as a partnership for U.S. federal income tax purposes, and the Company and Falcon’s Opco intend to operate such that Falcon’s Opco does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges or other transfers of Falcon’s Opco Units could cause Falcon’s Opco to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and the Company and Falcon’s Opco intend to operate such that exchanges or other transfers of Falcon’s Opco Units qualify for one or more such safe harbors.

If Falcon’s Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for the Company and Falcon’s Opco, including as a result of the Company’s inability to file a consolidated U.S. federal income tax return with Falcon’s Opco. In addition, the Company may not be able to realize tax benefits covered under the Tax Receivable Agreement, and the Company would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Falcon’s Opco’s assets) were subsequently determined to have been unavailable. See “— In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

Changes in applicable tax laws, interpretations of existing tax laws, loss of tax incentives, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax laws and could adversely affect our financial condition or results of operations. For example, the U.S. tax legislation enacted on December 22, 2017 represented a significant overhaul of the U.S. federal tax code, including, among many other things, a reduction to the U.S. federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. In addition, the Inflation Reduction Act of 2022 enacted on August 16, 2022, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on corporate stock repurchases by domestic publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our businesses, which may include claims by third parties, including guests who visit our FBD hotels or experiential entertainment offerings, our FCG customers or subcontractors, our FBB brand partners, any of our employees or regulators including the Guggenheim Complaint, as more fully described in Note 14

“Commitments and contingencies” to our audited consolidated financial statements contained in Item 8 of this Annual Report. The outcome of the Guggenheim Complaint and any other proceedings cannot be predicted. If any of these proceedings is determined adversely to us, or if we receive a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against us, our businesses, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to our management due, to the increased time and resources required to respond to and address the litigation.

Risks Related to Operating as a Public Company

Our senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our businesses.

The individuals who constitute our senior management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our businesses, which could adversely affect our businesses. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

In connection with the preparation and audit of the 2024 consolidated financial statements, we identified the following material weaknesses in the Company’s internal control over financial reporting:

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

•
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

Control Environment – We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; and (ii) establishing a control environment and holding individuals accountable for their internal control related responsibilities.

We did not design or maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weaknesses in the control environment, including:

•
The Company did not create the proper environment for effective internal control over financial reporting and to ensure that there was accountability for the performance of internal control over financial reporting responsibilities.

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

Our plan to remediate such material weaknesses includes:

•
Designing and implementing a risk assessment process supporting the identification of risks.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is progressing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Our independent registered public accounting firm was not required to perform an audit of our evaluation of our internal control over financial reporting as of December 31, 2024 in accordance with the provisions of the Sarbanes-Oxley Act.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We have incurred, and will continue to incur, significant legal, financial and other expenses as a result of compliance with these rules and regulations and will continue to increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in our other Exchange Act reports, proxy statements, and other public filings, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These rules and regulations have increased our legal and financial compliance costs and made some activities more difficult, time-consuming, and costly.

In addition, as a public company our costs related to directors and officers liability insurance have increased, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. We may be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock and/or our Warrants, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

This Annual Report is the first annual report in which we are required to include a management report on the effectiveness of the internal control over our financial reporting. As later discussed in this Annual Report, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024. For more information on the risks associated with the compliance cost of remediating the material weaknesses in, and establishing and maintaining, effective internal control over financial reporting, as well as other related risks, see “—We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.” If in the future, we are unable to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, our ability to meet these additional requirements in a timely manner will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A Common Stock, restrict our access to the capital markets, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Risks Related to Ownership of Our Securities

The price of our securities may be volatile.

The market price of our Class A Common Stock and Warrants has previously and in the future may continue to fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

•
actual or anticipated fluctuations in our operating results due to factors related to our business;
•
failure to meet or exceed financial estimates and projections of the investment community or that we to the public;
•
the failure of securities analysts to cover, or maintain coverage of, the Class A Common Stock;
•
issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;
•
operating and share price performance of other companies in the industry or related markets;
•
the timing and magnitude of investments in the growth of the business;
•
success or failure of our business strategies;
•
our ability to obtain financing as needed;
•
announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;
•
additions or departures of key the Company or Falcon’s Opco management or other personnel;
•
sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•
changes in capital structure, including future issuances of securities or the incurrence of debt;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
investor perception of the Company, Falcon’s Opco and our industry;
•
overall market fluctuations;
•
results from any material litigation or government investigation;
•
changes in laws and regulations (including tax laws and regulations) affecting our business;
•
changes in capital gains taxes and taxes on dividends affecting stockholders; and
•
general economic conditions and other external factors.

Low trading volume and public float of our Class A Common Stock and Warrants may amplify the effect of the above factors on our securities’ price volatility.

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

Our continued eligibility for listing on Nasdaq depends on our ability to continue to meet Nasdaq’s listing standards, including the Company having a minimum bid price, level of publicly held shares, and market value. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, the Company and its stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The Warrant Exchange may result in the delisting of the Warrants from Nasdaq.

As a result of the Warrant Agreement Amendment, the Warrants are not exercisable and the holders of the Warrants have no further rights except to receive shares of Class A Common Stock at the Exchange Ratio on the Exchange Date. Nasdaq may take the position that the Warrants are no longer Warrants because they no longer bear the characteristics of warrants and instead are rights to receive shares of Class A Common Stock. Accordingly, we may be required to meet the initial listing requirements for rights on Nasdaq, which, among other things, requires a minimum number of round lot holders of the rights. We cannot assure you that we would be able to meet the initial listing requirements for rights on Nasdaq, and accordingly, our Warrants, as amended by the Warrant Agreement Amendment, may be delisted from Nasdaq.

If Nasdaq determines that the Warrants are no longer warrants and are instead rights to receive Class A Common Stock and we fail to meet the initial listing requirements for such rights on Nasdaq, the Warrants would be delisted from Nasdaq and we would apply to quote such rights to receive Class A Common Stock on the over-the-counter markets. If this were to occur, holders of Warrants could face significant consequences, including a limited availability of market quotations for the rights and reduced liquidity, which may reduce the trading price of the rights. As a result, if the Warrants are delisted from Nasdaq, our Warrant holders may be unable to sell their Warrants at attractive prices or at all, and may be forced to hold the Warrants until the Exchange Date.

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

We do not intend to pay cash dividends for the foreseeable future.

On September 30, 2024, the Board declared a Stock Dividend of 0.2 shares of Class A Common Stock per share of Class A Common Stock outstanding to stockholders of record as of December 10, 2024. The Stock Dividend was distributed on December 17, 2024. We have not paid any cash dividends on our shares of Class A Common Stock to date. It is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate declaring any cash dividends in the foreseeable future. The timing, declaration, amount and payment of future cash or stock dividends to stockholders falls within the discretion of the Board. The Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment. There can be no assurance that we will pay any dividend.

The Demerau family controls over 65% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.

Holders of Class A Common Stock and Class B Common Stock are entitled to cast one vote per share of on all matters to be voted on by stockholders. Generally, holders of all classes of Common Stock vote together as a single class. As of the date of this Annual Report, Infinite Acquisitions holds approximately 42% of the voting power of the Common Stock and therefore has the ability to significantly influence the vote outcome of most matters submitted to stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Katmandu Ventures, LLC holds approximately 26% of the voting power of the Common Stock, and together with Infinite Acquisitions can control the vote outcome of matters submitted to stockholders for approval. Both Katmandu Ventures, LLC and Infinite Acquisitions are controlled by members of the Demerau family and may have interests that conflict with other stockholders, and may vote its shares in a way that other stockholders do not view as beneficial. Additionally, Infinite Acquisitions’ concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support.

Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

Cecil D. Magpuri, our Chief Executive Officer, has voting and investment control over approximately 25% of the shares of Common Stock, by virtue of his beneficial ownership of CilMar Ventures, LLC, Series A. As our Chief Executive Officer, Mr. Magpuri has significant control over the day-to-day management and the implementation of major strategic decisions of the Company, subject to authorization and oversight by the Board including our Executive Chairman, Scott Demerau. As a board member and officer, Mr. Magpuri owes a fiduciary duty to our stockholders and must act in good faith and in a manner reasonably believed to be in the best interests of stockholders. However, he will still be entitled to vote the shares over which he has voting control, which may be in a manner that other stockholders do not support. Mr. Magpuri’s ownership, together with the significant ownership of Infinite Acquisitions and Katmandu Ventures, LLC described above, represents a high concentration of stock in a limited number of stockholders, and together they will have the ability to control any corporate action requiring stockholder approval, even if the outcome sought by such stockholders is not in the interest of our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the value of our common stock due to a resulting lack of liquidity or a perception among investors that conflicts of interest may exist or arise.

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

•
provide for a classified board of directors with staggered, three-year terms;
•
permit the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquire;
•
prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
limit the liability of, and provide for the indemnification of, our directors and officers;
•
permit the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;
•
require a supermajority vote of stockholders to amend certain provisions of the Charter and a supermajority vote of stockholders in order to amend the Bylaws;
•
limit our ability to engage in business combinations with certain interested stockholders without certain approvals;
•
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
•
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

The Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (the “Chancery Court”) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to the personal jurisdiction of the Chancery Court and having service of process made upon such stockholder in any such action on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and consented to the forum provisions in its certificate of incorporation. Notwithstanding the foregoing, the Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. However, there is uncertainty as to whether a court would enforce the exclusive forum provisions relating to causes of actions arising under the Securities Act.

Although we believe this exclusive forum provision will benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, it may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

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

On March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims, and the Company has opposed that motion. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2024 and 2023, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Warrants are currently listed on Nasdaq under the symbols “FBYD” and “FBYDW”, respectively. Trading of our Class A Common Stock and Warrants began on October 6, 2023.

Holders

As of April 1, 2025, there were 180 holders of record of our Class A Common Stock, 34 holders of record of our Class B Common Stock and one holder of record of our Warrants. We believe that the actual number of holders of our Class A Common Stock and Warrants is greater than the number of record holders and includes holders of our Class A Common Stock and Warrants whose shares of Class A Common Stock or Warrants are held in street name by brokers and other nominees.

Dividends

On September 30, 2024, the Board declared a Stock Dividend of 0.2 shares of Class A Common Stock per share of Class A Common Stock outstanding to stockholders of record as of December 10, 2024. The Stock Dividend was distributed on December 17, 2024.

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

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the audited consolidated financial statements and the accompanying notes of the Company as of and for the years ended December 31, 2024, and 2023, included elsewhere in this Annual Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s audited consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary,” in this Annual Report.

Overview of Business

The Company operates at the intersection of three potential high-growth business opportunities: content, technology, and experiences. We create immersive entertainment experiences by designing theme parks, developing engaging content, and bringing brands to life through innovative storytelling and technology. We aim to engage, inspire, and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through four and five operating segments as of December 31, 2024 and 2023, respectively.

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

The following reflects our results of operations for the years ended December 31, 2024 and 2023.

Recent Developments

Overview of FCG

Since July 27, 2023, FCG has been deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. FCG generated a majority of the Company’s consolidated revenue and contract asset and liability balances. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. After deconsolidation, as of July 27, 2023, FCG’s results of operations are included in the Company’s consolidated statements of operations and comprehensive income (loss) as a component of Share of loss from equity method investments.

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

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, an accumulated deficit, and negative cash flows from operating activities for the year ended December 31, 2024. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and the Company is reliant upon distributions from equity method investments, its stockholders and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. The Company has a working capital deficiency of $(31.3) million which excludes debt maturing in the next 12 months as of December 31, 2024. Additionally, the Company has $10.2 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and to fund ongoing operations. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Annual Report on Form 10-K. This Annual Report on Form 10-K does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

In April 2024, Falcon’s Opco entered into a term loan agreement with Katmandu Ventures, LLC (“Katmandu Ventures”), a greater than 10% shareholder of the Company, pursuant to which Katmandu Ventures made a loan to Falcon’s Opco in the principal amount of approximately $7.2 million, and a term loan agreement with Universal Kat Holdings, LLC (“Universal Kat”) pursuant to which Universal Kat has made a loan to Falcon’s Opco in the principal amount of approximately $1.3 million. Such term loans bear interest at a rate of 8.88% per annum, payable quarterly in arrears, with an original maturity of March 31, 2025. Approximately $5.4 million of the proceeds of the term loans was used to repay a portion of the outstanding loans under the Infinite Acquisitions revolving credit arrangement.

On June 14, 2024, Universal Kat assigned its entire loan, and Katmandu Ventures assigned $6.3 million of its loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent of the assignment. This transfer was between FAST II Sponsor and Katmandu Ventures and Universal Kat, respectively. There were no additional changes to the loan agreement terms due to this reassignment.

During 2024, Falcon's Opco entered into three loan amendments with Universal Kat and FAST II to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10.0 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset sale transaction. If an asset sale transaction is not completed on or before January 31, 2025, the Company will pay $0.25 million, and if the asset sale is not completed on or before February 28, 2025, the Company will pay an additional $0.25 million.

As of March 31, 2025, we have accrued interest and the additional $0.5 million payment and we are in negotiations to amend the loans.

Prior to September 30, 2024, the Earnout Shares were classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive income (loss). On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be to be released and earned based on meeting earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue targets. An aggregate of 437,500 shares of Class A common stock and 17,062,500 shares of Class B common stock and an equal number of Falcon’s Opco units were forfeited in connection with the earnout shares forfeiture.

The forfeiture is treated as a modification of the original earnout agreement. The remaining earnout shares which are to be released and earned based on the Company’s stock price meet the requirements for equity classification after the modification. The Company adjusted the fair value of the earnout shares a final time on September 30, 2024, immediately prior to the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity on September 30, 2024.

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million and $488.6 million as of September 30, 2024, and December 31, 2023, respectively. For the year ended December 31, 2024 and 2023, respectively, the Company recognized $172.3 million of income and $(345.4) million of loss related to the change in the fair value of earnout liabilities included in the consolidated statement of operations and comprehensive income (loss). After the reclassification to equity, the earnout shares do not require subsequent fair value measurement. See Note 16 – Fair value measurement in the Company’s audited consolidated financial statements for the activity related to the earnout liability during the year ended December 31, 2024.

Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting the results of operations are summarized below.

Strategic Investment

Our financial results are impacted by the Strategic Investment in FCG. As of July 27, 2023, the date the Company ceased to have a controlling financial interest, FCG was deconsolidated and accounted for as an equity method investment. Until the five-year anniversary of the Strategic Investment, (i) FCG may not make any distributions (except for tax distributions) to any of its members and (ii) FCG will reinvest all of its available cash to support the growth and capacity of FCG and its subsidiaries for any projects, products and purchase orders submitted by QIC to FCG and its subsidiaries. These limitations in the use of available cash restrict FCG’s ability to distribute cash to Falcon’s Opco and, in turn, Falcon’s Opco’s ability to distribute cash to the Company, which could have an adverse impact on the Company’s liquidity and ability to repay its outstanding loans.

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

Our four unconsolidated joint ventures are recognized as equity method investments. We have recognized $(3.1) million and $(52.4) million Share of loss from equity method investments, including our share of losses and impairments of the Sierra Parima joint venture of $(43.1) million in 2023, for the years ended December 31, 2024 and 2023, respectively.

The Company has a 50% interest in Karnival, a joint venture established with Raging Power Limited. The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first facility is under development in Hong Kong. For the year ended December 31, 2024, the Company's share of net income from Karnival remained consistent. The results of operations for Karnival are immaterial for the years ended December 31, 2024, and 2023.

The carrying value of our investments and advances as of December 31, 2024, was comprised of approximately $25.0 million for FCG, $24.4 million for PDP, $7.1 million for Karnival and $0 million for Sierra Parima.

The carrying value of our investments and advances as of December 31, 2023, was comprised of approximately $30.9 million for FCG, $22.9 million for PDP, $6.8 million for Karnival and $0 million for Sierra Parima.

Timing of Current Projects and Future Geographic and Product Expansion

Our financial results and liquidity needs vary from quarter-to-quarter or year-to-year depending on the timing of:

•
our signing of agreements with and related disbursement from our clients
•
FCG’s signing of agreements with and related disbursements from QIC
•
completion of our current projects
•
completion of Karnival’s Vquarium Entertainment Center
•
our contributions to our existing and new joint ventures
•
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

Components of Our Results of Operations

Overall note regarding the deconsolidation of FCG

The results of operations includes approximately seven months of activity related to FCG prior to deconsolidation during the year ended December 31, 2023. Prior to deconsolidation, FCG’s operations generated a majority of the Company’s consolidated revenue and contract asset and liability balances. Any discussions related to results, operations, and accounting policies associated with FCG refer to the periods prior to deconsolidation. After deconsolidation as of July 27, 2023, FCG’s results of operations are included in the Company’s consolidated statement of operations and comprehensive income (loss) as a component of Share of loss from equity method investments financial statements. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation in the Company’s consolidated financial statements for further discussion. FCG’s separate consolidated financial statements included elsewhere in this Annual Report include FCG’s results for the full years ended December 31, 2024 and 2023, respectively.

Revenue

In our FCG segment, FCG generates revenue from master planning, attraction design, experiential entertainment, content production, interactives, and software. The Company’s retained investment in FCG is accounted for under the equity method and, subsequent to the deconsolidation of FCG on July 27, 2023, FCG revenue is no longer included in the results of operations. In our Destinations Operations segment, revenues may be generated through the management of resorts and theme parks and incentive fees. In our FBB segment, revenues were generated through the licensing of digital media for the year ended December 31, 2023.

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

Research and development expense

Much of our intellectual property has been developed and tested in-house. We have established a team to develop the full slate of software, hardware and systems that power our products, integrating product management, engineering, analytics, data science, and design. Research and development expenses primarily consist of internal labor involved in research and development activities primarily related to the development of new FBB products across a broad range of sectors (e.g., physical theme parks, ride systems, media content and consumer merchandise), as well as development of the new asset-efficient strategy in our FBD business. Research and development expenses are expensed in the period incurred. We expect expenses to increase in future periods as we continue to invest in research and development activities to achieve our operational and commercial goals. See “Item 1. Business – Intellectual Property Research and Development” for more information.

Intangible asset impairment expense

Our intangible asset impairment expense consists entirely of the impairment of the Ride Media Content (“RMC”) intangible asset owned by our FBB segment.

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

Share of loss from equity method investments

Our Share of loss from equity method investments represents our proportional share of net earnings or losses of our unconsolidated joint ventures.

During 2023 and 2024, our parks and resorts, which operated within our unconsolidated joint ventures, generated revenue through the sales of hotel rooms, park admissions, food and beverage, merchandise, and ancillary services, and for fiscal 2023, the principal costs of parks and resorts were employee wages and benefits, advertising, maintenance, utilities, and insurance. Factors that have affected these costs have included fixed operating costs, competitive wage pressures, food, beverage and merchandise costs, costs for construction, repairs and maintenance and inflationary pressures.

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

The Company monitors the equity method investments for impairment and records reductions in their carrying value if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. There were $0 and $14.1 million in impairment losses recognized for investments in equity method investments during the year ended December 31, 2024 and 2023, respectively, entirely related to impairment of the Company’s equity method investment in Sierra Parima. See Note 7 – Investments and advances to unconsolidated joint ventures.

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

Interest expense

Our Interest expense consists primarily of the interest on our debt instruments and finance lease liabilities. Interest expense related to debt instruments is generated by related party and third-party loans and lines of credit used primarily to fund working capital and operations. See Note 9 – Long-term debt and borrowing arrangements in the Company’s audited consolidated financial statements for a description of our indebtedness and “Liquidity and Capital Resources” below.

Interest income

During fiscal 2023, our Interest income consisted primarily of interest income recognized in connection with licensing the right to use digital ride media content to Sierra Parima. The agreement required ten equal annual payments of $0.3 million to the Company beginning in March 2023. As the payments were deferred over a ten-year period, a significant financing component exists. Therefore, the Company recognized a financing receivable discounted based on the contracted annual payments and recognized interest income beginning in March 2023. As of December 31, 2023, the Company recognized an expected credit loss reserve against all balances due from Sierra Parima, including receivables related to this ride media license. See Credit loss expense in results of operations below. As such, the Company recognized less than $0.1 million in interest income for the year ended December 31, 2024.

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

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million and $488.6 million as of September 30, 2024, and December 31, 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $172.3 million and $(345.4) million of gain (loss) related to the change in fair value of earnout liabilities included in the consolidated statement of operations and comprehensive income (loss). After the reclassification to equity, the earnout shares will not require subsequent fair value measurement.

Foreign exchange transaction (loss) gain

Our Foreign exchange transaction (loss) gain include our transactional gains and losses on the settlement or re-measurement of our non-functional currency denominated assets and liabilities. Since we conduct business in jurisdictions outside of the United States, we generate realized and unrealized transactional foreign exchange gains and losses from the remeasurement of U.S. dollar denominated cash and debt balances held by Fun Stuff, our Euro functional currency subsidiary, and the settlement of vendor balances denominated in non-functional currencies. As the U.S. dollar strengthens against the Euro, we record realized and unrealized foreign exchange losses; as the U.S. dollar weakens against the Euro, we record realized and unrealized foreign exchange gains.

Income tax

The Company is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by Falcon’s Opco. Falcon’s Opco is organized as a limited liability company taxed as a partnership. The consolidated financial statements of Falcon’s Opco do not include a provision for federal or state income tax expense or benefit as our taxable income or loss is included in the tax returns of Falcon’s Opco’s members. Our foreign subsidiaries and unconsolidated joint ventures are subject to tax in their local jurisdiction and we record a provision for income tax expense or benefit where applicable.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

The results of operations for the year ended December 31, 2023, includes approximately seven months of activity related to FCG LLC prior to deconsolidation on July 27, 2023. Any discussions related to results, operations, and accounting policies associated with FCG are referring to the periods prior to deconsolidation. See Deconsolidation of Falcon’s Creative Group LLC under Note 1 – Description of business and basis of presentation and Note 8 – Investments and advances to equity method investments in the Company’s audited consolidated financial statements.

The following table summarizes our results of operations for the following periods:

	Year ended
	December 31, 2024	December 31, 2023
Revenue	$6,745	$18,244
Expenses:
Project design and build expense	—	10,151
Selling, general and administrative expense	22,408	28,064
Transaction expenses	7	26,021
Credit loss expense	12	5,965
Research and development	179	1,248
Intangible assets impairment expense	—	2,377
Depreciation and amortization expense	6	1,576
Loss from operations	(15,867)	(57,158)
Share of loss from equity method investments	(3,121)	(52,452)
Gain on deconsolidation of FCG	—	27,402
Interest expense	(1,898)	(1,124)
Interest income	12	95
Change in fair value of warrant liabilities	(836)	(2,972)
Change in fair value of earnout liabilities	172,270	(345,413)
Foreign exchange transaction (loss) gain	(1,077)	367
Net income (loss) before taxes	$149,483	$(431,255)
Income tax (expense) benefit	(2)	325
Net income (loss)	$149,481	$(430,930)

Revenue

	Year ended
	December 31, 2024	December 31, 2023
Services transferred over time:
Design and project management services	$—	$10,555
Media production services	—	1,773
Attraction hardware and turnkey sales	—	2,052
Other	6,745	2,533
Total revenue from services transferred over time	6,745	16,913
Services transferred at a point in time:
Digital media licenses	—	1,331
Total revenue from services transferred at a point in time	—	1,331
Total revenue	$6,745	$18,244

Revenue decreased $11.5 million to $6.7 million for the year ended December 31, 2024, compared to $18.2 million for the year ended December 31, 2023. The decrease was primarily attributable to a $14.4 million decrease due to the deconsolidation of FCG and $1.3 million decrease in digital medial services due to the closure of the Sierra Parima Katmandu Park DR. The decrease was partially offset by a $4.2 million increase in revenue for shared services provided by FBG to FCG during the year ended December 31, 2024.

Project design and build expense

Project design and build expense decreased $10.2 million to $0 for the year ended December 31, 2024, compared to $10.2 million for the seven-month period ended December 31, 2023 due to the deconsolidation of FCG.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $5.7 million to $22.4 million for the year ended December 31, 2024, compared to $28.1 million for the year ended December 31, 2023. The decrease was primarily related to a $3.8 million decrease in audit fees and professional services fees, a $1.9 million decrease in office and administrative expenses, and a $1.7 million decrease in sales and marketing expenses due to the deconsolidation of FCG and due to reduction in third party accounting, audit, and legal fees relating to public company readiness. These decreases were partially offset by incremental shared services headcount to support the expansion of the business and for public company related costs, representing a $1.6 million increase in payroll, payroll taxes, and benefits.

Transaction expenses

The Company incurred $26.0 million in transaction expenses related to the Business Combination for the year ended December 31, 2023. The transaction expenses for the year ended December 31, 2023 mainly included legal fees, consulting fees, banking fees, printer and transfer agent fees, and excise tax on stock redemptions. These expenses represent costs incurred in excess of funds received in connection with the Business Combination completed in the fourth quarter of 2023.

Credit loss expense

The Company recognized less than $0.1 million and $6.0 million in credit loss expense related to receivables from Sierra Parima for the years ended December 31, 2024 and 2023, respectively.

Research and Development

Research and development expense decreased $1.0 million to $0.2 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023 due to the completion of several major FBB division projects.

Intangible asset impairment expense

Intangible asset impairment expense was $0 and $2.4 million for the year ended December 31, 2024 and 2023, respectively. During 2023, the Company assessed impairment indicators and determined that there has been a significant decrease in the amount of expected ultimate revenue to be recognized from the ride media content asset. Development plans for future parks, where this asset would have been deployed, have been put on hold as the Company evaluates the funding required to develop these parks. These circumstances indicate that the fair value may be less than the unamortized cost of the asset. As significant uncertainty exists as to when capital may be available to commit to these future projects, the Company could not reasonably project any future cash flows from the ride media content, and its value has been fully impaired as of December 31, 2023.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.6 million to less than $0.1 million for year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023, due to the deconsolidation of FCG.

Share of loss from equity method investments

	Year ended
	December 31, 2024	December 31, 2023
PDP	$2,979	$(1,522)
Sierra Parima	—	(43,073)
Karnival	289	288
FCG	(6,389)	(8,145)
Total Share of loss from equity method investments	$(3,121)	$(52,452)

Share of loss from equity method investments decreased $49.4 million to $(3.1) million loss for the year ended December 31, 2024, compared to a $(52.5) million loss for the year ended December 31, 2023. The change in loss from equity method investments was driven by:

•
PDP: Share of net income from PDP increased by $4.5 million for the year ended December 31, 2024, compared to the corresponding period in 2023, primarily driven by a $8.9 million increase in PDP’s net income. PDP’s increase in net income was driven by $4.4 million increase in revenue, a $0.9 million decrease in finance and derivative costs and $8.2 million decrease in impairment losses; partially offset by unfavorable changes of $(0.6) million in hotel expenses, $(0.9) million in general and administrative expenses and $(3.1) million in income taxes. The Company recognized its 50% share of PDP’s net income.
•
Sierra Parima: As of December 31, 2023, equity investment in Sierra Parima was deemed to be other-than-temporarily impaired and the fair value of the Company’s investment in Sierra Parima was determined to be $0. Therefore, there was no gain or loss recorded during the year ended December 31, 2024, compared to a $(43.1) million share of net loss during the year ended December 31, 2023.
•
Karnival: Share of net income from Karnival remained consistent for year ended December 31, 2024.
•
FCG: Share of net loss from FCG was $(6.4) million for the year ended December 31, 2024, which was consolidated by the Company until July 27, 2023, during the year ended December 31, 2023. The Company recognizes 100% of net income, 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG net loss of $(0.6) million for the year ended December 31, 2024 was increased by adjustments of $(5.8) million comprised of $(2.5) million in accretion of preference dividend and fees, and $(3.3) million in amortization of basis difference.

Gain on deconsolidation of FCG

The Company recognized a gain on deconsolidation of FCG of $27.4 million for the year ended December 31, 2023. The gain recognized on deconsolidation is the difference between the estimated fair value of the Company’s retained investment in FCG and the carrying value of FCG’s net assets.

Interest expense

Interest expense increased by $0.8 million to $1.9 million for the year ended December 31, 2024, compared to $1.1 million for the year ended December 31, 2023 as a result of the increase in outstanding debt and interest rates on both short and long-term debt.

Interest income

Interest income decreased by $0.1 million to less than $0.1 million for the year ended December 31, 2024, compared to $0.1 million for the year ended December 31, 2023.

Change in fair value of warrant liability

Loss due to change in fair value of warrant liabilities increased $2.2 million to $(0.8) million for year ended December 31, 2024, compared to $(3.0) million for the year ended December 31, 2023 driven by the increase in the market value of the Warrants for the year ended December 31, 2024.

Change in fair value of earnout liability

Gain due to change in fair value of earnout liability was $172.3 million for the year ended December 31, 2024, driven by $20.6 million decrease in the market price of the Company’s stock between December 31, 2023 and April 29, 2024 when the 2023 performance based awards were remeasured prior to release of shares from escrow, a $9.4 million change in assumptions regarded performance expectations in Q4, 2024 due to timing of contracts, and a $142.3 million decrease in the remaining earnout liabilities due to a decrease in the market price of the Company’s stock between December 31, 2023 and September 30, 2024. Loss due to change in fair value of earnout liability was $(345.4) million for the year ended December 31, 2023, driven by the increase in the market value of the Company’s stock between closing of the Business Combination and December 31, 2023. As of December 31, 2024, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets have been reclassified to equity and will not require subsequent fair value measurement.

Foreign exchange transaction (loss) gain

Foreign exchange transaction (loss) gain increased $1.5 million to a $(1.1) million loss for the year ended December 31, 2024, compared to a $0.4 million gain for the year ended December 31, 2023. The decrease was primarily attributable to the unrealized foreign exchange loss on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the year ended December 31, 2024 and weakened against the Euro during the year ended December 31, 2023.

Income tax

Income tax (expense) benefit was less than $(0.1) million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Segment Reporting

The following table presents selected information about our segments' results. Subsequent to FCG’s deconsolidation on July 27, 2023 FCG segment income or loss is comprised of the Company’s equity method share of FCG’s income or loss:

	Year ended
	December 31, 2024	December 31, 2023
Revenues:
Falcon’s Creative Group	$53,159	$22,547
Destinations Operations	495	481
Falcon’s Beyond Brands	1	1,482
Falcon’s Creative Group deconsolidation	(53,159)	(8,033)
Intersegment eliminations	—	(279)
Unallocated corporate revenue	6,249	2,046
Total revenue	6,745	18,244
Segment income (loss) from operations:
Falcon’s Creative Group	1,207	(11,333)
Destinations Operations	(1,364)	(1,807)
PDP	2,981	1,192
Sierra Parima	—	(5,614)
Falcon’s Beyond Brands	(2,958)	(4,015)
Total segment loss from operations	(134)	(21,577)
Intersegment eliminations	—	(2,341)
Unallocated corporate overhead	(11,233)	(15,866)
Elimination FCG segment (loss) income from operations	(1,207)	8,901
Share of loss from FCG	(6,389)	(8,145)
Transaction expense	(7)	(26,021)
Credit loss expense	(12)	(455)
Depreciation and amortization expense	(6)	(1,576)
Gain on deconsolidation of FCG	—	27,402
Impairment of intangible assets	—	(2,377)
Share of equity method investee’s impairment of fixed assets	—	(26,084)
Impairment of equity method investments	—	(14,069)
Interest expense	(1,898)	(1,124)
Interest income	12	95
Change in fair value of warrant liabilities	(836)	(2,972)
Change in fair value of earnout liabilities	172,270	(345,413)
Foreign exchange transaction (loss) gain	(1,077)	367
Net income (loss) before taxes	$149,483	$(431,255)
Income tax expense (benefit)	(2)	325
Net income (loss)	$149,481	$(430,930)

Total segment loss from operations decreased $21.5 million to $(0.1) million loss for the year ended December 31, 2024, compared to $(21.6) million loss for the year ended December 31, 2023, due to the following:

•
FCG segment loss for the year ended December 31, 2024, decreased $12.5 million to $1.2 million gain as compared to loss of $(11.3) million in the year ended December 31, 2023, primarily as a result of an increase in revenues and improved margins on new long-term contracts. These positive results were partially offset by adjustments of $(5.8) million comprised of $(2.5) million in accretion of preference dividend and fees, and $(3.3) million in incremental amortization on the intangible assets on the difference between the Company’s share of net assets measured at fair value and FCG’s carrying value.

FCG recorded revenues of $53.2 million in the year ended December 31, 2024, representing an increase of $30.6 million or 136% over the year ended December 31, 2023. As previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $36.3 million in revenue relating to this Dragon Ball consultancy agreement during the year ended December 31, 2024.

FCG recorded an operating loss of $(0.1) million, and net loss of $(0.6) million during the year ended December 31, 2024, compared to an operating loss of $(12.6) million and net loss of $(12.5) million for the corresponding period of 2023.

•
Destinations Operations segment loss from operations for the year ended December 31, 2024, decreased $0.4 million to $(1.4) million loss compared to loss of $(1.8) million for the year ended December 31, 2023, due to a reduction in marketing and research and development spend for projects that were completed in 2023.
•
PDP segment income for the year ended December 31, 2024, increased $1.8 million to $3.0 million compared to $1.2 million for the year ended December 31, 2023. The increase is primarily driven by a $8.9 million increase in PDP’s net income. PDP’s increase in net income was driven by a $4.4 million increase in revenue, a $0.9 million decrease in finance and derivative costs and $8.2 million decrease in impairment losses; partially offset by unfavorable changes of $(0.6) million in hotel expenses, $(0.9) million in general and administrative expenses and $(3.1) million in income taxes. The Company recognized its 50% share of PDP’s net income.
•
The Sierra Parima Katmandu Park closed in March of 2024 following financial, operational, and infrastructure challenges, closing the segment going forward. The investment has been fully impaired as of December 31, 2023, and the Company has no further obligation to participate in losses of Sierra Parima. As a result, there were no segment operations to report for Sierra Parima segment for the year ended December 31, 2024.
•
FBB segment loss from operations for the year ended December 31, 2024 decreased $1.0 million to $(3.0) million compared to $(4.0) million for the year ended December 31, 2023. For the year ended December 31, 2024 revenue decreased $1.5 million related to a digital media licensing contract with Sierra Parima. Research and development expenses decreased $1.0 million due to completed projects and less emphasis on developing new products while shifting to marketing projects. Selling, general and administrative expense decreased by a $1.5 million due to project timing.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see Note 15 – Segment information in the Company’s audited consolidated financial statements.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense related to the closure of the Sierra Parima Katmandu Park, share of equity method investee’s impairment of fixed assets, impairment of equity method investments, change in fair value of warrant liabilities, change in fair value of earnout liabilities, intangible asset impairment loss, and gain on deconsolidation of FCG.

We believe that Adjusted EBITDA is useful to investors as it eliminates the non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in any business combination and improves comparability by eliminating the interest expense associated with our debt facilities, and eliminating the change in fair value of warrant and earnout liabilities, which may not be comparable with other companies based on our structure.

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

The following table sets forth reconciliations of net income (loss) under US GAAP to Adjusted EBITDA for the following periods:

	Year ended
	December 31, 2024	December 31, 2023
Net income (loss)	$149,481	$(430,930)
Interest expense	1,898	1,124
Interest income	(12)	(95)
Income tax expense (benefit)	2	(325)
Depreciation and amortization expense	6	1,576
EBITDA	151,375	(428,650)
Transaction expenses	7	26,021
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	12	5,965
Share of equity method investee’s impairment of fixed assets	—	26,084
Impairment of equity method investments	—	14,069
Change in fair value of warrant liabilities	836	2,972
Change in fair value of earnout liabilities	(172,270)	345,413
Intangible asset impairment loss	—	2,377
Gain on deconsolidation of FCG	—	(27,402)
Adjusted EBITDA	$(20,040)	$(33,151)
Adjusted EBITDA increased by $13.2 million from $(33.2) million loss to $(20.0) million loss for the year ended December 31, 2024, primarily driven by a decrease of $9.3 million in the share of loss from equity method investments, a decrease in research and development expenses of $1.0 million, a net adjusted EBITDA decrease of $2.1 million as a result of the FCG deconsolidation and a $3.0 million increase in revenue. These increases were partially offset by increases in foreign exchange transaction loss of $1.5 million and selling, general, and administrative expense of $0.7 million.

FCG prepares standalone consolidated financial statements in accordance with US GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with US GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net income (loss), determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, and credit loss expense related to the closure of the Sierra Parima Katmandu Park.

FCG believes that Adjusted EBITDA is useful to investors as it eliminates the non-cash depreciation and amortization expense that results from FCG's capital investments and intangible assets recognized in any business combination and improves comparability by eliminating the interest expense associated with our debt facilities, which may not be comparable with other companies based on our structure.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of FCG's standalone results as reported under US GAAP. Some of these limitations are (i) it does not reflect FCG's cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, FCG's working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on FCG's debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in FCG's statements of cash flows, and (vi) other companies in our industry may calculate these measures differently than FCG does, limiting their usefulness as comparative measures.

The following table sets forth reconciliations of net income (loss) for FCG under US GAAP to Adjusted EBITDA for the following periods:

	Year ended
	December 31, 2024	December 31, 2023
Net loss	$(540)	$(12,529)
Interest expense	574	75
Interest income	(35)	(120)
Income tax benefit	(207)	(54)
Depreciation and amortization expense	1,344	869
EBITDA	1,136	(11,759)
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	—	3,963
Adjusted EBITDA	$1,136	$(7,796)

Adjusted EBITDA increased by $8.9 million from $(7.8) million loss to $1.1 million gain for the year ended December 31, 2024, primarily driven by an increase in revenues of $30.6 million, a decrease of $0.8 million selling, general, and administrative expenses, a decrease of $0.4 million inventory write off; partially offset by an increase in project design and build expenses of $22.9 million. As of December 31, 2024, the contracted pipeline for FCG was $36.4 million.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. Our primary short-term cash requirements are to fund working capital, short-term debt, acquisitions, contractual obligations and other commitments. Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, location-based entertainment, media production and research and development for growth initiatives. Our principal sources of liquidity are funds from borrowings, equity contributions from our existing investors, distributions from equity method investees and cash on hand.

As of December 31, 2024, our total indebtedness was approximately $41.2 million. We had approximately $825 thousand of cash and $0.9 million available for borrowing under our lines of credit.

During the year ended December 31, 2024, Infinite Acquisitions loaned an additional $12.5 million to the Company pursuant to the revolving credit arrangement. The revolving credit arrangement is subject to an annual fixed interest rate of 2.75% and matures in September 2034. Further, in April 2024, Falcon’s Opco entered into a one-year term loan agreement with Katmandu Ventures for $7.221 million and a one-year term loan agreement with Universal Kat for $1.25 million. The term loan with Katmandu Ventures and the term loan with Universal Kat both bear interest at a rate of 8.88% per annum, payable quarterly in arrears, with an original maturity of March 31, 2025. Approximately $5.4 million of the combined proceeds of the term loans from Katmandu Ventures and Universal Kat were used to repay a portion of the Infinite Acquisitions revolving credit arrangement.

On June 14, 2024, Katmandu Ventures and Universal Kat assigned the loans (in part for Kat Ventures of $6.3 million and in full for Universal Kat) to FAST II Sponsor in exchange for the sale of Class A shares of the Company held by FAST II Sponsor. This transfer is solely between Universal Kat, Katmandu Ventures and FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. There were no additional changes to the loan agreement terms due to this reassignment.

During 2024, Falcon's Opco entered into three loan amendments with Universal Kat and FAST II to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10.0 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset sale transaction. If an asset sale transaction is not completed on or before January 31, 2025, the Company will pay $0.25 million, and if the asset sale is not completed on or before February 28, 2025, the Company will pay an additional $0.25 million.

As of April 3, 2025, we have accrued interest and the additional $0.5 million payment and we are in negotiations to amend the loans.

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

For the year ended December 31, 2024, we have operational losses, accumulated deficits, and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we have $25.9 million of accrued expenses and other current liabilities, which include $20.7 million of transaction and other related professional fees, $2.2 million of excise tax payable on FAST II stock redemptions, $1.5 million of accrued payroll and related expenses, and approximately $1.5 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of December 31, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong. On July 27, 2023, FCG received a closing payment from QIC of $17.5 million (net of $0.5 million in reimbursements). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC (“FCG LLC”) upon the establishment of the employee retention and attraction incentive program. These funds are to be used exclusively by the FCG segment to fund its operations and growth and cannot be used to satisfy the commitments of other segments. Until we can generate sufficient revenue from our four reportable segments to cover operating expenses, working capital and capital expenditures, we expect funds raised from additional capital and debt raises to fund our cash needs.

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

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of December 31, 2024, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled as of December 31, 2024 and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses and long-term payables. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. On March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims, and the Company has opposed that motion. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2024 and 2023, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions. As of December 31, 2024, we have aggregate outstanding balances of $28.9 million under these financing agreements.

On June 14, 2024, Universal Kat assigned the entire loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale by FAST II Sponsor to Universal Kat of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II Sponsor and Universal Kat, and therefore there was no impact to the Company’s financial statements as a result of this transfer. There were no additional changes to the loan agreement terms due to this reassignment.

During 2024, Falcon's Opco entered into three loan amendments with Universal Kat and FAST II to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10.0 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset sale transaction. If an asset sale transaction is not completed on or before January 31, 2025, the Company will pay $0.25 million, and if the asset sale is not completed on or before February 28, 2025, the Company will pay an additional $0.25 million. As of April 3, 2025, we have accrued interest and the additional $0.5 million payment and we are in negotiations to amend the loans.

For more information regarding our related party transactions, see Note 9 — Long-term debt and borrowing arrangements and Note 11 — Related party transactions in the Company’s audited financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Year ended
	December 31, 2024	December 31, 2023
Cash used in operating activities	$(12,552)	$(23,422)
Cash (used in) provided by investing activities	(9)	282
Cash provided by financing activities	12,853	15,132

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs and corporate overhead activities.

Cash used in operating activities for the year ended December 31, 2024, was $(12.6) million compared to $(23.4) million for the year ended December 31, 2023, representing a $10.8 million decrease in cash used in operating activities due to a reduction in legal and professional fees, and the deconsolidation of FCG.

Cash Flows from Investing Activities

Our primary investing activities consisted of the purchase and sale of property, plant and equipment. Net cash used in investing activities was less than $(0.1) million during the year ended December 31, 2024, compared to $0.3 million net cash provided by investing activities during the year ended December 31, 2023, primarily related to changes in outflows of $0.3 million for purchases of computer equipment and $2.0 million in advances made to unconsolidated joint ventures, partially offset by cash inflows relating to deconsolidation of FCG of $2.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $12.9 million in the year ended December 31, 2024, compared to $15.1 million for the year ended December 31, 2023. The decrease in cash provided by financing activities for the year ended December 31, 2024, consisted primarily of $(3.8) million decrease in proceeds from exercised warrants, $(1.8) million decrease in equity contributions and; partially offset by $1.3 million increase net repayments on third party loans, $1.2 million increase in net proceeds from related party loans and $0.8 million increase in proceeds from RSUs issued by affiliates.

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

The Warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the Warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per Warrant, on October 6, 2028. The Warrants will not be exercisable and the holders of the Warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

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

On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets. On September 30, 2024, following the earnout forfeiture, the Company adjusted the fair value of all earnout shares a final time, immediately before the modification and ignoring the effect of the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity as of September 30, 2024. After reclassification into equity, the earnout shares do not require subsequent fair value measurement.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management with participation of the Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on that evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described below.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from attestation requirements of section 404(b) of the Sarbanes-Oxley Act.

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

•
We did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.
•
We did not design or maintain controls over period end close procedures.
•
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
•
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

•
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
•
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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses discussed above. Our detailed remediation plans, which are currently in process, include the following actions:

•
We have engaged a third-party consulting firm to accelerate our risk assessment based on the criteria established in the COSO framework and to support in the design, implementation and documentation of controls to ensure timely and accurate financial reporting.
•
We have designed and implemented systems and controls to enable effective and timely review of period end close procedures, and accounting review processes.
•
We have engaged a third-party global consulting firm to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda. We have hired additional qualified accounting and financial reporting personnel to support the nature, growth and complexity of our business.
•
We are in the process of designing and implementing controls and documentation segregation of duties over information technology systems used to create or maintain financial reporting records.

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

4.3

Amendment to Second Amended and Restated Warrant Agreement, dated November 15, 2024 between Falcon’s Beyond Global, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on November 20, 2024).

4.4*	Description of Securities.
10.1

Tax Receivable Agreement, dated October 6, 2023, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global LLC, the TRA Holder Representative, the TRA Holders and other persons from time to time party thereto (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

Exhibit Number	Description
10.2

Amendment to the Tax Receivable Agreement, dated October 24, 2024, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global LLC, the TRA Holder Representative, the TRA Holders and other persons from time-to-time party thereto (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2024).

10.3

A&R Operating Agreement of Falcon’s Beyond Global, LLC, dated October 6, 2023 by and between Falcon’s Beyond Global, Inc. and each member of Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.2 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

10.4+

Form of Indemnification Agreement between Falcon’s Beyond Global, Inc. and each of its officers and directors(incorporated by reference to Exhibit 10.3 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

10.5

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

10.7†

Earnout Escrow Agreement, dated October 6, 2023, by and among Falcon’s Beyond Global, Inc., Falcon’s Beyond Global, LLC and each of the persons receiving Earnout Shares and Earnout Units identified on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

10.8

Form of Stockholder’s Agreement between Falcon’s Beyond Global, Inc. and each of the persons receiving Earnout Shares and Earnout Units (incorporated by reference to Exhibit 10.11 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).

10.9+	Falcon’s Beyond Global, Inc. 2023 Incentive Plan (incorporated by reference to Exhibit 10.12 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
10.10†

Joint Venture and Shareholders Agreement, dated December 13, 2012, by and among Katmandu Collections, LLLP, Producciones de Parques, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).

10.11†

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

10.13

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

10.17†

Joint Venture and Shareholders Agreement, dated June 26, 2019, by and between Fun Stuff, S.L. and Meliá Hotels International, S.A. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-269778) filed May 15, 2023).

10.18

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

10.25†

Subscription Agreement, dated as of July 27, 2023, by and between Falcon’s Beyond Global, LLC and QIC Delaware, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-269778) filed August 14, 2023).

10.26†

Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between Qiddiya Investment Company and Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-269778) filed September 5, 2023).

10.27+	Falcon’s Beyond Global, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 29, 2024).
10.28

Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Falcon’s Creative Group, LLC, by and between QIC Delaware, Inc. and Falcon’s Beyond Global, LLC (incorporated by reference to Exhibit 10.32 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 29, 2024).

10.29

Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Katmandu Ventures, LLC (incorporated by reference to Exhibit 10.1 to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 15, 2024).

10.30

First Amendment to Loan Agreement, dated June 14, 2024, by and among Falcon’s Beyond Global LLC and Katmandu Ventures LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.31

Second Amendment to Katmandu Loan Agreement, dated as of October 18, 2024, by and among Falcon’s Beyond Global LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2024).

10.32

Third Amendment to Katmandu Loan Agreement, dated as of November 27, 2024, by and among Falcon’s Beyond Global LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on November 27, 2024).

10.33

Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC (incorporated by reference to Exhibit 10.2 to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 15, 2024).

10.34

First Amendment to Loan Agreement, dated June 14, 2024, by and among Falcon’s Beyond Global LLC and Universal Kat Holdings, LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.35

Second Amendment to Loan Agreement, dated as of October 18, 2024, by and among Falcon’s Beyond Global LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2024).

10.36

Third Amendment to Loan Agreement, dated as of November 27, 2024, by and among Falcon’s Beyond Global LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on November 27, 2024).

10.37

Amended and Restated Credit Agreement, between Falcon’s Beyond Global, LLC and Infinite Acquisitions Partners LLC, effective as of September 30, 2024 (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on October 24, 2024).

10.38

Loan Agreement, dated as of September 30, 2024, by and between Katmandu Group, LLC and Infinite Acquisitions Partners LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on October 24, 2024).

19.1*	Insider Trading Compliance Policy.

Exhibit Number	Description
21.1	List of Subsidiaries of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-275243) filed November 1, 2023.)
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney (included on signature page to this Annual Report).
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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 97.1 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Denotes management contract or compensatory plan or arrangement.

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

Audited Consolidated Financial Statements of Falcon’s Beyond Global, Inc.

Audited Consolidated Financial Statements of Falcon’s Creative Group, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Falcon’s Beyond Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Falcon’s Beyond Global, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income / (loss), stockholders' equity (deficit) / members’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, debt maturing in the next twelve months, and has material commitments to fund its share of additional investments in its unconsolidated joint ventures and is reliant upon its stockholders and third-parties to provide future financing, through debt or equity, to fund its working capital needs, contractual commitments and expansion plans. The Company incurred an operating loss and had negative operating cash flows for the year ended December 31, 2024. These factors give rise to substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 3, 2025

We have served as the Company’s auditor since 2021.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($282 and $0 restricted cash as of December 31, 2024 and 2023, respectively)	$825	$672
Accounts receivable ($1,713 and $632 related party as of December 31, 2024 and 2023, respectively)	1,716	696
Other current assets	1,593	1,061
Total current assets	4,134	2,429
Investments and advances to equity method investments	56,560	60,643
Property and equipment, net	24	23
Other non-current assets	513	264
Total assets	$61,231	$63,359

Liabilities and stockholders’ equity (deficit)/members’ equity
Current liabilities:
Accounts payable ($1,669 and $1,357 related party as of December 31, 2024 and 2023, respectively)	$9,540	$3,852
Accrued expenses and other current liabilities ($660 and $475 related party as of December 31, 2024 and 2023, respectively)	25,870	20,840
Short term debt	8,471	—
Current portion of long-term debt ($904 and $4,878 related party as of December 31, 2024 and 2023, respectively)	1,759	6,651
Earnout liabilities – current portion	—	183,055
Total current liabilities	45,640	214,398
Other long term payables	—	5,500
Long-term debt, net of current portion ($28,904 and $18,897 related party as of December 31, 2024 and 2023, respectively)	30,977	22,965
Earnout liabilities, net of current portion	—	305,586
Warrant liabilities	4,711	3,904
Total liabilities	81,328	552,353

Commitments and contingencies – Note 14

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 36,106,345 issued and outstanding at December 31, 2024 and 9,445,972 shares were issued and outstanding as of December 31, 2023)	3	1
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 44,815,937 issued and outstanding at December 31, 2024 and 62,440,940 shares were issued and outstanding as of December 31, 2023)	5	6
Additional paid-in capital	37,808	11,699
Accumulated deficit	(46,538)	(68,595)
Accumulated other comprehensive loss	(243)	(216)
Total equity attributable to common stockholders	(8,965)	(57,105)
Non-controlling interest	(11,132)	(431,889)
Total equity	(20,097)	(488,994)
Total liabilities and equity	$61,231	$63,359

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share data)

	Year ended
	December 31, 2024	December 31, 2023
Revenue ($6,745 and $6,779 related party for the year ended December 31, 2024 and 2023, respectively)	$6,745	$18,244
Operating expenses:
Project design and build expense	—	10,151
Selling, general and administrative expense ($126 and $47 related party for the year ended December 31, 2024 and 2023, respectively)	22,408	28,064
Transaction expenses	7	26,021
Credit loss expense ($12 and $5,965 related party for the year ended December 31, 2024 and 2023, respectively)	12	5,965
Research and development expense ($171 and $1,248 related party for the year ended December 31, 2024 and 2023, respectively)	179	1,248
Intangible asset impairment expense – Note 6	—	2,377
Depreciation and amortization expense	6	1,576
Total operating expenses	22,612	75,402
Loss from operations	(15,867)	(57,158)
Share of loss from equity method investments	(3,121)	(52,452)
Gain on deconsolidation of FCG	—	27,402
Interest expense ($(1,133) and $(767) related party for the year ended December 31, 2024 and 2023, respectively)	(1,898)	(1,124)
Interest income ($0 and $87 related party for the year ended December 31, 2024 and 2023, respectively)	12	95
Change in fair value of warrant liabilities	(836)	(2,972)
Change in fair value of earnout liabilities	172,270	(345,413)
Foreign exchange transaction (loss) gain	(1,077)	367
Net income (loss) before taxes	$149,483	$(431,255)
Income tax (expense) benefit	(2)	325
Net income (loss)	$149,481	$(430,930)
Net income (loss) attributable to noncontrolling interest	127,424	(383,326)
Net income (loss) attributable to common stockholders	22,057	(47,604)

Net income (loss) per share
Net income (loss) per share, basic	1.76	(5.59)
Net income (loss) per share, diluted	1.41	(5.59)
Weighted average shares outstanding, basic	12,539,377	8,514,245
Weighted average shares outstanding, diluted	12,726,176	8,514,245

Other Comprehensive income (loss):
Net income (loss)	$149,481	$(430,930)
Foreign currency translation loss	(148)	(348)
Total other comprehensive loss	(148)	(348)
Total comprehensive income (loss)	$149,333	$(431,278)
Comprehensive income (loss) attributable to noncontrolling interest	127,303	(383,648)
Total Comprehensive income (loss) attributable to common stockholders	$22,030	$(47,630)

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	December 31, 2024		December 31, 2023
Cash flows from operating activities
Net income (loss)	$149,481		$(430,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6		1,576
Foreign exchange transaction loss	1,077		(367)
Share of loss from equity method investments	3,121		52,452
Gain on deconsolidation of FCG	—		(27,402)
Change in deferred tax assets	—		(26)
Credit loss expense ($12 and $5,965 related party for the years ended December 31, 2024 and 2023, respectively)	12		5,965
Intangible asset impairment	—		2,377
Change in fair value of earnouts	(172,270)		345,413
Change in fair value of warrants	836		2,972
Share based compensation expense	1,495		68
Loss on sale of equipment	2		—
Changes in assets and liabilities:
Accounts receivable ($(1,093) and $(5,680) related party for the years ended December 31, 2024 and 2023, respectively)	(1,056)		(3,830)
Contract assets ($0 and $1,680 related party for the years ended December 31, 2024 and 2023, respectively)	—		466
Deferred transaction costs	(588)		1,842
Other current assets	55		(904)
Operating lease assets and liabilities	—		(23)
Capitalization of ride media content	—		(78)
Other non-current assets ($0 and $(1,310) related party for the years ended December 31, 2024 and 2023 respectively)	(249)		(1,006)
Accounts payable ($312 and $1,284 related party for the years ended December 31, 2024 and 2023 respectively)	7,204		3,791
Accrued expenses and other current liabilities ($456 and $(434) related party for the years ended December 31, 2024 and 2023 respectively)	3,822		18,850
Contract liabilities ($0 and $235 related party for the years ended December 31, 2024 and 2023, respectively)	—		(128)
Other long-term payables	(5,500)		5,500
Net cash used in operating activities	(12,552)		(23,422)
Cash flows from investing activities
Purchase of property and equipment	(11)		(308)
Proceeds from sale of equipment	2		4
Cash inflow on deconsolidation of FCG	—		2,577
Investments and advances to unconsolidated joint ventures	—		(1,991)
Net cash (used in) provided by investing activities	(9)		282
Cash flows from financing activities
Principal payment on finance lease obligation	—		(106)
Proceeds from debt – related party	7,221		—
Proceeds from debt – third party	1,250		—
Repayment of debt – related party	(2,297)		(3,310)
Repayment of debt – third party	(1,678)		(1,709)
Proceeds from related party credit facilities	12,547		18,439
Repayment of related party credit facilities	(5,392)		(4,146)
Proceeds from exercised warrants	365		4,173
Proceeds from RSUs issued to affiliates	837		—
Equity contributions	—		1,791
Net cash provided by financing activities	12,853		15,132
Net increase (decrease) in cash and cash equivalents	292		(8,008)
Foreign exchange impact on cash	(139)		314
Cash and cash equivalents – beginning of period	672		8,366
Cash and cash equivalents at end of year	$825		$672
Supplemental disclosures:
Cash paid for interest	$518		$1,341
Non-cash activities:
Debt to equity conversion – principal (See Note 9)		.	11,893
Debt to equity conversion – accrued interest (See Note 9)			131
Conversion of warrants to common shares, Class A	7,095		6,809
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (all new operating lease assets and liabilities have been deconsolidated as of July 27, 2023)	—		514
Finance lease right-of-use assets obtained in exchange for new finance lease liabilities (all new finance lease assets and liabilities have been deconsolidated as of July 27, 2023)	—		35
Conversion of Class B Common Stock to Class A Common Stock	20,276		—
Release of earnout Common shares from escrow	66,255		—
Accrued interest capitalized as debt principal	273		—
Reclassification of earnout shares to equity	250,116		—
Share of change in equity method investee	487		—

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY

(in thousands of U.S. dollars, except unit and share data)

	Members’	Preferred Stock, Series A		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Non-Controlling	Total
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	equity
December 31, 2022	$94,201	—	$—	—	$—	—	$—	$—	$(1,690)	$(24,147)	$68,364	$—	$68,364
Units issued	1,791	—	—	—	—	—	—	—	—	—	1,791	—	1,791
Units issued, debt to equity conversion (See Note 9)	7,275	—	—	—	—	—	—	—	—	—	7,275	—	7,275
Reclass of Members’ equity	(103,267)	—	—	—	—	—	—	103,267	—	—	—	—	—
Establishment of NCI	—	—	—	—	—	—	—	(92,513)	1,514	18,072	(72,927)	72,927	—
Preferred Stock, Series A issued, debt to equity conversion	—	475,000	—	—	—	—	—	495	—	—	495	4,255	4,750
New classes of equity - par value	—	181,415	—	7,258,223	1	62,440,940	6	(6)	—	(1)	—	—	—
Warrants	—	—	—	—	—	—	—	(369)	—	—	(369)	(3,176)	(3,545)
Earnouts	—	—	—	—	—	—	—	—	—	(14,915)	(14,915)	(128,313)	(143,228)
Recapitalization on Merger with FAST II	$—	656,415	$—	7,258,223	$1	62,440,940	$6	$10,874	$(176)	$(20,991)	$(10,286)	$(54,307)	$(64,593)
Conversion of Preferred Shares to Common Shares, Class A	—	(656,415)	—	716,005	—	—	—	—	—	—	—	—	—
Conversion of Warrants to Common Shares, Class A	—	—	—	1,471,744	—	—	—	817	—	—	817	5,992	6,809
RSU issuances	—	—	—	—	—	—	—	8	—	—	8	60	68
Net loss	—	—	—	—	—	—	—		—	(47,604)	(47,604)	(383,326)	(430,930)
Foreign currency translation loss	—	—	—	—	—	—	—		(40)	—	(40)	(308)	(348)
December 31, 2023	$—	—	$—	9,445,972	$1	62,440,940	$6	$11,699	$(216)	$(68,595)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	—	—	—	35,516	—			(7,095)	—	—	(7,095)	7,466	371
Conversion of Class B common stock to Class A common stock	—	—	—	26,400,000	2	(26,400,003)	(2)	(20,276)	—	—	(20,276)	20,276	—
Release of earnout Common shares from escrow	—	—	—	224,857	—	8,775,000	1	15,681	—	—	15,682	50,573	66,255
Forfeiture of earnout shares	—	—	—	—	—	—	—	10,345	—	—	10,345	58,935	69,280
Reclassification of stock price based earnout shares	—	—	—	—	—	—	—	27,004	—	—	27,004	153,832	180,836
Share of change in equity method investee	—	—	—	—	—	—	—	74	—	—	74	413	487
RSU issuances	—	—	—	—	—	—	—	376	—	—	376	1,959	2,335
Net income	—	—	—	—	—	—	—	—	—	22,057	22,057	127,424	149,481
Foreign currency translation loss	—	—	—	—	—	—	—	—	(27)	—	(27)	(121)	(148)
December 31, 2024	$—	—	$—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled at December 31, 2024. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from the amounts accrued. Costs incurred in excess of the gross proceeds are recorded in income or loss.

Nature of Operations

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through four and five operating segments as of December 31, 2024 and 2023, respectively. Our three business lines feed into each other to accelerate our growth strategy: (i) Falcon’s Creative Group, LLC (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) Falcon’s Beyond Destinations develops a diverse range of entertainment experiences using both owned and third-party licensed intellectual property, consisting of Producciones de Parques, S.L. (“PDP”), Sierra Parima, S.A.S. (“Sierra Parima”) (Sierra Parima’s Katmandu Park in Punta Cana, Dominican Republic (“Katmandu Park DR”) was closed to visitors on March 7, 2024), and Destinations Operations, which develops a diverse range of entertainment experiences using both Company owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) Falcon’s Beyond Brands brings brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

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

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method.

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

The results of operations attributable to the non-controlling interest are included in the Company’s consolidated statements of operations and comprehensive income (loss), and the non-controlling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $15.9 million for the year ended December 31, 2024, accumulated deficit attributable to common stockholders of $46.5 million as of December 31, 2024, and negative cash flows from operating activities of $12.6 million for the year ended December 31, 2024. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 14 – Commitments and contingencies.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders and third parties, and the Company is reliant upon its stockholders and third parties to obtain additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2024 and 2023, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to its Form S-4 and other filings. The Company has a working capital deficiency of $(31.3) million which excludes debt that is maturing in the next 12 months as of December 31, 2024. Additionally, the Company has $10.2 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and to fund ongoing operations. There can be no assurance that the additional debt or equity raises, if completed, in combination with remaining commitments that are available on existing credit facilities, will provide the necessary funding for the next twelve months from the date these consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

QIC, as the holder of the preferred units of FCG, has priority with respect to any distributions by FCG, to the extent there is cash available. Under the LLCA, such distributions are payable (i) first, to QIC until the holders’ preferred return is reduced to zero, (ii) second, to QIC until the investment amount is reduced to zero, (iii) third, to the Company until it has received an amount per common unit equal to the amount per preferred unit paid to QIC, and (iv) fourth, to QIC and the Company on a pro-rata basis of 25% and 75%, respectively.

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, as of July 27, 2023 the Company does not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, FCG was deconsolidated and accounted for as an equity method investment in the Company’s consolidated financial statements. The Company’s retained interest in FCG will continue to be presented separately as a reportable segment.

After July 27, 2023, the assets and liabilities of FCG are no longer included within the Company’s consolidated balance sheet as of December 31, 2024, and December 31, 2023. The consolidated statements of operations and comprehensive income (loss) include no and approximately seven months of activity related to FCG prior to deconsolidation for the years ended December 31, 2024 and 2023, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents includes restricted cash held by the Company as required by the credit card arrangement.

Property and equipment, net

Property and equipment is stated at historical cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Routine repairs and maintenance are expensed as incurred. When an item is retired or sold, the cost and applicable accumulated depreciation are removed, and any resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income (loss).

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life

Depreciation expense was less than $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Gross assets of $1.7 million and accumulated depreciation of $0.7 million was deconsolidated with FCG on July 27, 2023.

Deferred transaction costs

The Company deferred $0.6 million transaction expenses related to a proposed underwritten offering of the Company's Class A common stock (the "Follow-on Offering") as of December 31, 2024, which has not been completed. Deferred transaction costs are included in Other current assets in the consolidated balance sheets. Costs incurred in connection with the issuance of equity will be reclassified to additional paid-in capital as a reduction to the gross proceeds received upon completion of the Follow-on Offering or charged to operations if the Follow-on Offering is not completed. In connection with the Follow-on Offering, a Registration Statement on Form S-1 has been filed, which remains pending as of April 3, 2025.

Costs incurred in connection with preparation for the Business Combination were expensed as of December 31, 2023.

Investments and advances to equity method investments

The Company uses the equity method to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the joint venture. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Share of loss from equity method investments in the consolidated statements of operations and comprehensive income (loss). Dividends received, if any, from these joint ventures reduce the carrying amount of our investment.

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

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Certain customer contracts include key performance indicators (“KPI’s”) which are intended to create mechanism to enable the customer to measure performance of the work against specified targets. KPI’s relate to deliverables and specified outputs in relation to the scope of services in the contract. The contracts allow for the customer to assess penalties against the Company when the measure of performance of work against specified targets has not been met in accordance with contract terms. As of December 31, 2024 and 2023, the Company has not recorded any adjustment to the contract price for penalties, since it does not believe any amounts will be imposed by the customer. Prices are fixed at contract inception and are not generally contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts are primarily fixed price and involve the planning, design, and development of attractions. Revenue is recognized over time versus point in time recognition. The Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract.

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on fixed-price contracts, which may cause profit levels to vary from period to period. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

Destinations Operations

The principal sources of revenues for the Destinations Operations segment are resort and theme park management and incentive fees. Resort and theme park management and incentive fees are based on a percentage of revenues and profits, respectively earned by the theme parks during the corresponding period.

Shared Services

After the deconsolidation of FCG, the Company continues to provide corporate shared services support to FCG. The Company recognizes revenue related to these services in the amount the Company has a right to invoice. The Company uses the right to invoice practical expedient, as the Company’s right to payment corresponds directly with the value to FCG of the Company’s performance to date.

Digital media license revenue

The Company enters into contracts with its customers to license the right to use digital ride media content (“RMC”) for a fixed fee. Revenue is recognized at the point-in-time when the license is transferred to the customer as there are no further performance obligations upon transfer. See Note 10 – Related party transactions.

Transaction expenses

Transaction expenses are stated separately in the consolidated statements of operations and comprehensive income (loss). Transaction expenses include professional services expenditures directly related to business combinations, other investments, and disposals of other assets and liabilities that qualify as a business. During the year ended December 31, 2024, the Company recognized minimal transaction expenses.

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

Income taxes

The Company is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal and state income taxes, the Company is allocated local and foreign income taxes from taxable income generated by Falcon’s Beyond Global, LLC. Falcon’s Beyond Global, LLC is treated as a partnership for U.S. federal income tax purposes and therefore is not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that are subject to taxation in foreign jurisdictions as a result of their entity classification for tax reporting purposes.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gains from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.

FBG records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process. The Company will determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, FBG recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to tax positions in income tax expense.

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

Translation of foreign currencies

The functional currency for the Company’s foreign operations is the applicable local currency. The Company translates assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar using the applicable exchange rate as of the consolidated balance sheet dates and the results of operations and cash flows at the average exchange rates during the corresponding reporting period. Gains and losses resulting from the translation of these foreign currencies into U.S. dollars are recorded in foreign currency translation adjustments in the consolidated statements of operations and comprehensive income (loss). Transactional gains and losses and the re-measurement of foreign currency denominated assets and liabilities held in non-functional currency of the underlying entity are included in Foreign currency translation gain (loss) in the consolidated statements of operations and comprehensive income (loss), respectively.

Related party transactions

Related parties are comprised of parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in Note 10 – Related party transactions.

Net income (loss) per share

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

Warrant liabilities

The Company accounts for warrants assumed in connection with the Business Combination (see Note 1 – Description of business and basis of presentation) in accordance with the guidance contained in ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. The Company remeasures the fair value of the warrants based on the quoted market price of the warrants. The liability is subject to re-measurement at each Balance Sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive income (loss).

Earnout Liability

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent earnout shares (“Earnout Shares”) in the form of Class A and Class B common stock of the Company, respectively. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement. See Note 19 - Earnouts for earnout modification.

Incentive Award Plan

The Company maintains the 2023 Incentive Award Plan (the “Plan”) under which the Company issued grants of restricted stock units (“RSUs”) on December 21, 2023, to officers, directors, employees, and non-employees that vest according to a five-year graded vesting schedule where portions of the award vest at different times during the vesting period. The Company recognizes compensation expense for the RSUs in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”) using the straight-line attribution method over the requisite service period for the entire award, as long as the participant continues to provide service to the Company. The RSUs are settled in equity and do not grant the Company the ability to settle in cash or transfer other assets. The compensation expense related to the RSUs is based on the estimated fair value of the Company’s Class A Common Stock on the grant date using the closing share price. Furthermore, the Company accounts for forfeitures as they occur and will reverse any compensation expense previously recognized in the period of forfeiture. The Company initially reserved 1,127,196 shares of its Class A Common Stock for the issuance of awards under the 2023 Incentive Plan.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statements of operations and comprehensive income (loss). After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. FCG revenue continues to depend on one customer, QIC. FCG had one customer with revenues greater than 10% of total revenue, $52.4 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company had one customer with revenue greater than 10% of total revenue for the year ended December 31, 2024 in the amount of $6.2 million (93% of total revenue). Accounts receivable balances with this customer totaled $1.4 million (83% of total Accounts receivable) as of December 31, 2024.

The Company had three customers with revenue greater than 10% of total revenue for the year ended December 31, 2023, $11.1 million for one customer, $3.6 million for the second customer and $2.1 million for the third customer. Accounts receivable balances with these three customers totaled $0.6 million (86% of total Accounts receivable) as of December 31, 2023.

Recently issued accounting standards

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024, the previously reported segment disclosures have been recast to reflect the new presentation under ASU 2023-07 guidance.

Recently issued accounting standards not yet adopted as of December 31, 2024

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the effect of this update on the Company’s financial statements and anticipates no material impact to the consolidated financial statements when adopted in the fiscal year beginning 2025.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)". The amendments in this Update require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The guidance is effective for the Company in its 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of ASU 2024-03.

3.
Revenue

Disaggregated components of revenue consisted of:

	Year ended December 31,
	2024	2023
Services transferred over time:
Design and project management services	$—	$10,555
Media production services	—	1,773
Attraction hardware and turnkey sales	—	2,052
Other	6,745	2,533
Total revenue from services transferred over time	$6,745	$16,913
Services transferred at a point in time:
Digital media licenses	—	1,331
Total revenue from services transferred at a point in time	$—	$1,331
Total revenue	$6,745	$18,244

The Company had $0.5 million Destinations Operations revenue during the years ended December 31, 2024 and 2023, respectively.

Accounts receivable, net consisted of:

	As of
	December 31, 2024	December 31, 2023
Related party	$1,713	$632
Other	3	64
Total	$1,716	$696

Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $1.2 million. The contract liability balance as of December 31, 2023 following the deconsolidation of FCG is zero.

Geographic information

The Company has contracts with customers located in the United States and Spain in the fiscal year 2024 and 2023. The Company also had contracts with customers located in the Caribbean, Hong Kong, and Saudi Arabia in the fiscal year 2023. Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Year ended December 31,
	2024	2023
Saudi Arabia	$—	$11,358
Caribbean	—	3,603
USA	6,250	2,160
Hong Kong	—	635
Other	495	488
Total revenue	$6,745	$18,244

4.
Other current assets

Other current assets consisted of:

	As of
	December 31, 2024	December 31, 2023
Deferred transaction costs	$588	$—
Advance to Meliá Hotels International, S.A (See Note 10)	500	500
Tax refund receivable	393	393
Prepaid expenses	88	—
Other	24	114
Insurance prepaid assets	—	54
	$1,593	$1,061

5.
Leases

Prior to deconsolidation of FCG, FCG was the lessee for all leases. Consequently, following the deconsolidation, the consolidated balance sheets will not reflect any right-of-use assets or lease liabilities as of December 31, 2024 and 2023.

For the period prior to the deconsolidation of FCG, the Company had finance leases related to an office, facility and computer equipment. The Company leased office space from a related party, Penut Productions, LLC (“Penut”), a wholly owned subsidiary of The Magpuri Revocable Trust, under a series of long-term lease agreements.

Lease expense in the consolidated statements of operations and comprehensive income (loss) consisted of:

	Year ended December 31, 2023
	Related Party	Other	Total
Operating lease expense	$47	$191	$238
Finance lease expense:
Amortization of leased assets	39	9	48
Interest on lease liabilities	40	1	41
Total lease expense	$126	$201	$327

Supplemental cash flow information related to leases is as follows:

Year ended December 31,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$260
Operating cash outflows from finance leases	41
Financing cash outflows from finance leases	65
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	514
Finance leases	35

6.
Intangible assets, net

During the year ended December 31, 2023, the Company assessed impairment indicators and determined that there was a significant decrease in the amount of expected ultimate revenue to be recognized from the RMC intangible asset. Development plans for future parks, where this RMC would have been deployed, had been deferred indefinitely until which time the Company can evaluate the funding required to develop these parks. These circumstances indicated that the fair value may be less than the unamortized cost of the RMC. As significant uncertainty existed as to when capital may be available to commit to these future projects, the Company could not reasonably project any future cash flows from the RMC intangible asset, the asset was fully impaired as of December 31, 2023.

7.
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

During the year ended December 31, 2024, FCG terminated three leases with Penut, a related party of FCG. As the termination of these leases extinguished a liability with a related party at no cost, the gain on termination of $0.5 million was accounted for by FCG as a capital contribution. The Company adjusted its equity method investment in FCG to reflect the change in the Company's claim on FCG's net assets. This adjustment is recognized in the Company's consolidated balance sheet as Share of change in equity of equity method investment.

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

Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The Company recorded $0 and $14.1 million in other-than-temporary impairment losses during the year ended December 31, 2024 and 2023, respectively related to the Company’s equity method investment in Sierra Parima. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Sierra Parima. The Company is not committed to provide any additional funding as of December 31, 2024. Any future capital fundings will be discretionary.

iv)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partners are committed to funding non-interest-bearing advances of $9.0 million (HKD 69.7 million) each, over a three-year period. As of December 31, 2024, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of December 31, 2024.

Investments and advances to equity method investments consisted of:

	As of
	December 31, 2024	December 31, 2023
FCG	$25,028	$30,930
PDP	24,400	22,870
Karnival	7,132	6,843
	$56,560	$60,643

Share of income (loss) from equity method investments consisted of:

	Year ended December 31,
	2024	2023
FCG	$(6,389)	$(8,145)
PDP	2,979	(1,522)
Sierra Parima	—	(43,073)
Karnival	289	288
	$(3,121)	$(52,452)

Share of income (loss) from FCG consisted of:

	Year ended December 31,
	2024	2023
Share of FCG net loss	$(540)	$(6,024)
Preferred unit dividend accretion	(2,546)	(693)
Basis difference amortization	(3,303)	(1,428)
	$(6,389)	$(8,145)

The share of loss from the Company’s equity method investment in FCG is subsequent to FCG’s deconsolidation on July 27, 2023. The Company recognized 100% of net income (loss), less 9% preferred return to QIC, accretion of fees and amortization of the basis difference of deconsolidation of FCG. The Company will continue to recognize 100% of the gains or (losses) from its equity method investment in FCG based on the terms of the LLCA until the split in equity accounts becomes 25% related to QIC and 75% to the Company.

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of December 31, 2024
	FCG	PDP	Karnival
Current assets	$30,094	$13,270	$11,862
Non-current assets	28,502	79,092	4,843
Current liabilities	17,444	14,720	15,539
Non-current liabilities	6,076	28,843	—

	As of December 31, 2023
	FCG	PDP	Sierra Parima	Karnival
Current assets	$12,575	$8,283	$2,697	$16,030
Non-current assets	19,730	87,280	18,714	1,805
Current liabilities	7,375	14,048	62,070	(17,250)
Non-current liabilities	1,801	35,777	9,973	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG, PDP and Sierra Parima consisted of:

	As of December 31, 2024
	FCG	PDP
Assets	$28,608	$870
Liabilities	2,293	2,480

	As of December 31, 2023
	PDP	FCG	Sierra Parima
Assets	$2,288	$7,503	$2,230
Liabilities	1,685	3,384	57,438

Assets comprise primarily of accounts receivable and other current assets. Liabilities comprise primarily of accounts payable, accrued expenses and other current liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	2024
	FCG	PDP	Karnival
Total revenues	$53,159	$45,668	$—
(Loss) Income from operations	(137)	9,932	—
Net (loss) income	(540)	5,845	579

	Year ended December 31, 2023
	FCG	PDP	Karnival	Sierra Parima
Total revenues	$8,033	$41,259	$—	$2,639
Impairment of fixed assets	—	(5,427)	—	(46,743)
Income (loss) from operations	(6,153)	153	—	(57,626)
Net income (loss)	(6,034)	(3,044)	586	(57,970)

The summarized results of FCG disclosed above are subsequent to FCG's deconsolidation. As of December 31, 2023, the equity investment in Sierra Parima was deemed to be other-than-temporarily impaired, and therefore, not included in the table above.

Related party activity for FCG, PDP and Sierra Parima consisted of:

	2024		2023
	FCG	PDP	FCG	PDP	Sierra Parima
Total revenues	$52,705	$73	$10,280	$168	$1,406
Total expenses	7,218	5,181	3,878	4,720	1,418

8.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	Year ended December 31,
	2024	2023
Audit and professional fees	$20,696	$17,605
Excise tax payable on FAST II stock redemptions	2,211	2,211
Accrued payroll and related expenses	1,461	592
Accrued interest	1,117	9
Demand note payable	50	—
Other	335	423
	$25,870	$20,840

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

On June 28, 2024, the U.S. Treasury Department and IRS today released final regulations that provide guidance regarding reporting and payment of the excise tax on repurchases of corporate stock made after December 31, 2022. However, as a result of Hurricane Milton which impacted Florida taxpayers, the IRS issued tax relief for individuals and business affected by the hurricane. As such, taxpayers have until May 1, 2025 to make the initial excise payment.

9.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of December 31, 2024		As of December 31, 2023
	Amount	Interest Rate	Amount	Interest Rate
$14.765 Term Loan – related party (due September 30, 2034)	$14,765	8.00%	$—	—
$15 million revolving credit arrangement-related party (due September 30, 2034)	14,140	4.09%	6,828	2.75%
$7.22 million term loan – related party (due February 28, 2025)	7,221	9.34%	—	—
€7 million term loan (due April 2027)	3,299	5.66%	4,861	6.00%
$1.25 million term loan – (due February 28, 2025)	1,250	9.35%	—	—
€1.5 million term loan (due April 2026)	532	1.70%	980	1.70%
$12.785 million term loan – related party (due December 2026)	—		9,697	2.75%
$7.25 million term loan – related party (due December 2027)	—		7,250	3.75%
	41,207		29,616	—
Less: Current portion of long-term debt and short term debt	(10,230)		(6,651)	—
	$30,977		$22,965	—

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. Fair values are estimated based on quoted market prices for similar instruments.

The estimated fair value of the €7 million term loan, the $14.765 million term loan and the $15 million revolving credit arrangement as of December 31, 2024 was $3.1 million, $12.0 million, and $11.4 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

Outstanding debt as of December 31, 2024 matures as follows:

Within 1 year	$10,230
Between 1 and 2 years	1,574
Between 2 and 3 years	498
Between 3 and 4 years	—
Between 4 and 5 years	608
Thereafter	28,297
Total	$41,207

As of December 31, 2024, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity
$15 million revolving credit arrangement (due September 30, 2034)	$860

$15 million revolving credit arrangement

On September 30, 2024, the Company amended and restated the revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) to increase the maximum capacity from $10.0 million to $15.0 million. In addition, the maturity date was extended to September 30, 2034 and the interest rate increased to the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

€1.5 million term loan

In April 2020, the Company entered into a six-year €1.5 million Institute of Official Credit (ICO) term loan with a Spanish bank, with a fixed interest rate of 1.70%. The loan was interest only for the first twelve months, thereafter principal and interest is payable monthly in arrears.

$12.785 million term loan

In December 2021, the Company entered into a five-year $12.785 million term loan with Infinite Acquisitions. The loan bears interest at 2.75% per annum. The loan was interest only for the first twelve months, thereafter principal and interest is payable quarterly in arrears.

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

On June 14, 2024, Universal Kat assigned the entire loan to FAST Sponsor II, LLC (“FAST II Sponsor”), in exchange for the sale by FAST II Sponsor to Universal Kat of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. This transfer was between FAST II Sponsor and Universal Kat, and therefore there was no impact to the Company’s financial statements as a result of this transfer. There were no additional changes to the loan agreement terms due to this reassignment.

During 2024, Falcon's Opco entered into three loan amendments with Universal Kat and FAST II to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10.0 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset sale transaction. If an asset sale transaction is not completed on or before January 31, 2025, the Company will pay $0.25 million, and if the asset sale is not completed on or before February 28, 2025, the Company will pay an additional $0.25 million. As of April 3, 2025, we have accrued interest and the additional $0.5 million payment and we are in negotiations to amend the loan.

$7.221 million term loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, LLC (“Katmandu Ventures”). The loan bears interest at 8.875% per annum, which is payable quarterly in arrears.

On June 14, 2024, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor, in exchange for the sale by FAST II Sponsor to Katmandu Ventures of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment. The remaining $0.9 million of the loan is still outstanding with Katmandu Ventures and will be paid according to the amended payment terms. There were no additional changes to the loan agreement terms due to this reassignment.

During 2024, Falcon's Opco entered into three loan amendments with Katmandu Ventures and FAST II Sponsor to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10.0 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset transaction. As of April 3, 2025, we have accrued interest and we are in negotiations to amend the loan.

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

10.
Related party transactions

Related party notes

In January 2023, the Company loaned $2.5 million to Infinite Acquisitions for 20 days. The Company received interest income at 2.75% during this 20-day period. Interest income from this short-term related party advance less than $0.1 million for the year ended December 31, 2023.

Accounts Receivable

The Company has a receivable from PDP for $0.3 million as of December 31, 2024.

Accounts Payable

The Company reimburses certain audit and professional fees on behalf of PDP and Sierra Parima. There were $1.4 million and $1.2 million unreimbursed audit and professional fees as of December 31, 2024 and 2023, respectively related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0.2 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Related Party debt

The Company has various long-term debt instruments with Infinite Acquisitions. These loans had $0.5 million and $0 accrued interest as of December 31, 2024, and December 31, 2023, respectively. Loans with Katmandu Ventures, LLC had accrued interest of $0.1 million and $0 as of December 31, 2024, and December 31, 2023, respectively. Accrued interest is included within Accrued expenses and other current liabilities on the consolidated balance sheets.

Services provided to equity method investments

FCG has been contracted for various design, master planning, attraction design, hardware sales and commercial services for themed entertainment offerings by the Company’s equity method investments. As of July 27, 2023 FCG has been deconsolidated and is accounted for as an equity method investment. Destinations Operations recognizes management and incentive fees from the Company’s equity method investments.

Intercompany Services Agreement between FCG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 – Description of business and basis of presentation, the Intercompany Services Agreement was established between FCG and the Company. There was a $0.7 million and a $0 accounts receivable balance outstanding as of December 31, 2024 and 2023 related to this Intercompany Service Agreement.

After the deconsolidation of FCG, the Company recognizes related party revenue for corporate shared service support provided to FCG. Total related party revenues from services provided to our equity method investments were $6.7 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $6.2 million and $2.1 million revenue related to services provided to FCG for the years ended December 31, 2024 and 2023, respectively.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.2 million and less than $0.1 million related to these services as of December 31, 2024 and 2023, respectively. The Company has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. The Company had $0.7 million and $0.6 million in accounts receivable from FCG related to reimbursable costs as of December 31, 2024 and as of December 31, 2023 respectively.

Digital media license revenue and related receivable with equity method investment

During March 2023, the Company licensed the right to use digital RMC to Sierra Parima. The Company recognized digital media license revenue of $1.3 million for the year ended December 31, 2023.

On March 7, 2024, Sierra Parima’s Katmandu Park DR was closed to visitors. Development plans for future parks, where this digital media license would have been deployed, have been deferred indefinitely, and the Company does not expect any future revenue from this digital media license in the near term.

Subscription agreement with Infinite Acquisitions

October 4, 2023, in connection with the Business Combination, Infinite Acquisitions irrevocably committed to invest $12.8 million in the Company. As of December 31, 2024, Infinite Acquisitions has not met its commitment.

$7.221 million Term Loan

In March 2024, Falcon’s Opco entered into a one-year $7.221 million term loan with Katmandu Ventures, a greater than 10% shareholder of the Company. The loan bears interest at 8.875% per annum, which is payable quarterly in arrears. On June 14, 2024, Katmandu Ventures assigned $6.3 million of the loan to FAST II Sponsor. The remaining $0.9 million of the loan is still outstanding with Katmandu Ventures.

Falcon’s Opco entered into two loan amendments with Katmandu Ventures to defer the first and second interest and principal payments.

During 2024, Falcon's Opco entered into three loan amendments with Universal Kat and FAST II to amend the maturity date to February 28, 2025, increase the fixed interest rate after November 16, 2024 to 11.75%, and defer interest and principal payments within five business days after the earlier of Falcon's Opco receives: 1) cash proceeds of $10 million or more from a debt or equity transaction, or 2) a distribution of funds from PDP as a result of an asset transaction. As of April 3, 2025, we have accrued interest and the additional $0.5 million payment and we are in negotiations to amend the loan.

RSUs of the Company provided to FCG employees

The Company issued 357,556 and 8,716 restricted stock units to FCG employees under the Incentive Award Plan on December 21, 2023, and June 25, 2024, respectively. The Company was reimbursed by FCG for the entire stock compensation expense during the years ended December 31, 2024 and 2023. Periodic stock compensation costs related to RSUs issued to FCG employees is recognized as a receivable from FCG and does not impact the Company’s consolidated statements of operations and comprehensive income (loss).

Advance to Meliá Group

The Company has $0.5 million outstanding advance to Meliá Group to be used by Meliá as an earnest money deposit for a potential land acquisition in Playa del Carmen, Mexico intended for the site of a future hotel and entertainment development. The advance is non-interest bearing and has been classified in Other current assets as of December 31, 2024 and 2023.

11.
Income taxes

The Income (loss) before income taxes consisted of:

	Year ended December 31,
	2024	2023
Income (loss) before income taxes
United States	$147,364	$(390,099)
Foreign	2,119	(41,156)
Total	$149,483	$(431,255)

The income tax (expense) benefit consisted of:

	Year ended December 31,
	2024	2023
Current
Federal	$(1)	$393
State	—	(94)
Foreign	(1)	26
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Income tax (expense) benefit	$(2)	$325

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Noncontrolling Interests	(17.9)%	(18.7)%
Valuation allowance	(3.6)%	(2.7)%
State taxes	0.6%	—%
Effect of foreign operations	0.3%	2.2%
Impairment	—%	(2.2)%
Other	(0.4)%	0.5%
Effective tax rate	—%	0.1%

Net deferred tax assets are as follows:

	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Start-up/Organization costs	$1,303	$1,326
Partnership Investment	111,776	36,004
Net operating loss carryforwards	1,954	339
Other	146	(152)
Total deferred tax assets	115,179	37,517
Valuation allowance	(115,179)	(37,517)
Deferred tax asset, net of allowance	$—	$—

Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore continued to maintain a full valuation allowance.

As of December 31, 2024 and 2023, respectively, the Company has foreign net operating loss carryforwards of $1.1 million and $1.4 million for tax purposes, which will never expire if unused. The Company did not have any state or local net operating losses, or any foreign tax credit carryforwards, net of valuation allowance.

The Company paid $0.1 million and $0 in income taxes for the years ended December 31, 2024 and 2023, respectively.

There were no unrecognized tax benefits as of December 31, 2024 and 2023. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income in the accompanying consolidated statements of operations and comprehensive income (loss).

In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2024, U.S. federal tax returns related to Falcon’s Pubco and Opco entities for the years 2020 through 2023 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our Falcon’s Pubco and Opco entities are generally open to audit for tax year 2021-2023. In addition, certain foreign subsidiaries’ tax returns from 2016 to 2023 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.

12.
Tax Receivable Agreement

On October 6, 2023, the partners of Falcon’s Opco at the time of the Acquisition Merger (“Exchange TRA Holders”), along with the Company (collectively the “TRA Holders”) entered into a Tax Receivable Agreement (“TRA Agreement”) with Falcon’s Opco that provides for the payment by Falcon’s Opco to the TRA Holders of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by Falcon’s Opco or exchanges, or deemed exchanges in certain circumstances, of common units of Falcon’s Opco for the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement (the “TRA Payment”). On October 24, 2024, the Company and Exchange TRA Holders entered into an Amendment to the Tax Receivable Agreement to clarify the rights of a TRA Holder that transfers units but does not assign the transferee its rights under the TRA Agreement with respect to such transferred units.

13.
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

Under the Plan, eligible employees can also contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The Company contributed less than $0.1 million and $0.2 million to the Plan for the years ended December 31, 2024 and 2023 respectively which is included as a component of Selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

14.
Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. On March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim has moved to dismiss the counterclaims, and the Company has opposed that motion. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2024 and 2023, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2024 and 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

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

As of February 24, 2023, the Company has entered into a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of minimum $0.1 million per year for the years 2024 through 2032.

As of December 31, 2024 the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million).

15.
Segment information

The Company had five reportable operating segments, Falcon’s Creative Group, PDP, Sierra Parima, Destinations Operations and Falcon’s Beyond Brands for the year ended December 31, 2023. As of December 31, 2023 the full value of the Company’s investment in Sierra Parima was other-than-temporarily impaired. As of December 31, 2024, the Company has four reportable operating segments as Sierra Parima is no longer a reportable segment following the impairment. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segments' income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, selling, general and administrative expenses, research and development expenses, and the share of gain or (loss) from equity method investments, excluding impairments. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment income (loss) from operations and the Company’s consolidated financial statement results.

FCG provides master planning, media, interactive and audio production, project management, experiential technology and attraction hardware development services and attraction hardware sales on a work-for-hire model. Pursuant to the Subscription Agreement, FCG is now deconsolidated effective July 27, 2023, and accounted for as an equity method investment in the Company’s consolidated financial statements. Effective December 1, 2024, for the purpose of assessing financial performance and making resource allocation decisions, the CODM reviews full FCG results as if FCG was consolidated, instead of only the share of FCG's equity method gain or (loss). To reconcile total segment revenue to the Company's total consolidated revenue, FCG's segment revenue is eliminated. To reconcile Segment income (loss) from operations to the Company's consolidated net income (loss) before taxes, FCG's Segment income (loss) from operations is eliminated and the Company's share of FCG's equity method gain or (loss) is added.

Prior year segment results for FCG have been recast to show FCG segment results on a comparable basis, as if it had been consolidated by the Company for the entire year ended December 31, 2023.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year ended December 31, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$53,159	$495	$—	$1	$53,655

Reconciliation of revenue
Revenue corporate unallocated					6,249
Revenue FCG					(53,159)
Total consolidated revenue					6,745

Project design and build expense	(38,906)	—	—	—
Selling, general and administrative	(13,045)	(1,976)	—	(2,951)
Research and development expense	(1)	(171)	—	(8)
Share of gain or (loss) from equity method investments, excluding impairments	—	288	2,981	—
Segment income (loss) from operations	1,207	(1,364)	2,981	(2,958)	(134)

	Year ended December 31, 2023
	Falcon’s	Falcon's Beyond Destinations			Falcon's
	Creative Group	Destinations Operations	PDP	Sierra Parima	Beyond Brands	Segment Total
Revenue - external customers	$22,268	$481	$—	$—	$1,482	$24,231
Revenue - intersegment	279	$—	$—	$—	$—	279
Total segment revenue	$22,547	$481	$—	$—	$1,482	$24,510

Reconciliation of revenue
Revenue corporate unallocated						2,046
Elimination of intersegment revenues						(279)
Revenue FCG after deconsolidation						(8,033)
Total consolidated revenue						18,244

Project design and build expense	(15,994)	—	—	—	—
Selling, general and administrative	(13,811)	(2,323)	—	—	(2,962)
Credit loss expense	(3,963)	(68)	—	—	(1,564)
Research and development expense	(112)	(185)	—	—	(971)
Share of gain or (loss) from equity method investments, excluding impairments	—	288	1,192	(5,614)	—
Segment income (loss) from operations	(11,333)	(1,807)	1,192	(5,614)	(4,015)	(21,577)

A reconciliation of segment loss from operations to net income (loss) before taxes is as follows:

	Year ended
	December 31, 2024	December 31, 2023
Segment loss from operations	$(134)	$(21,577)
Intersegment eliminations	—	(2,341)
Unallocated corporate overhead	(11,233)	(15,866)
Elimination FCG segment (loss) income from operations	(1,207)	8,901
Share of loss from FCG	(6,389)	(8,145)
Transaction expenses	(7)	(26,021)
Credit loss expense	(12)	(455)
Intangible assets impairment expense	—	(2,377)
Depreciation and amortization expense	(6)	(1,576)
Share of equity method investee’s impairment of fixed assets	—	(26,084)
Impairment of equity method investments	—	(14,069)
Gain on deconsolidation of FCG	—	27,402
Interest expense	(1,898)	(1,124)
Interest income	12	95
Change in fair value of warrant liabilities	(836)	(2,972)
Change in fair value of earnout liabilities	172,270	(345,413)
Foreign exchange transaction (loss) gain	(1,077)	367
Net income (loss) before taxes	$149,483	$(431,255)

Identifiable assets are comprised of:

	As of
	December 31, 2024	December 31, 2023
Falcon’s Creative Group	$25,028	$30,930
Destinations Operations	7,480	6,964
PDP	24,400	22,870
Falcons Beyond Brands	251	—
Unallocated corporate assets and intersegment eliminations	4,072	2,595
Total assets	$61,231	$63,359

16.
Fair value measurement

Assets and liabilities measured at fair value on a recurring basis are comprised of:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	4,711	—	—	4,711
	$4,711	$—	$—	$4,711

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	3,904	—	—	3,904
Earnout liabilities	—	—	488,641	488,641
	$3,904	$—	$488,641	$492,545

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. The earnouts based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as well as the earnouts based on the Company’s stock price were classified within Level 3 of the hierarchy as the fair value was derived using a Monte Carlo simulation analysis in a risk neutral framework, which used a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue and EBITDA forecasts as well as the assumptions listed in the tables below.

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts. The Company has not paid cash dividends and does not intend to do so in the foreseeable future. The payment of any dividends is within the discretion of the Company’s board of directors and will be dependent upon the Company’s revenue and earnings, if any, capital requirements, and general financial condition. Further, the Company’s ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment.

On September 30, 2024, following the earnout forfeiture, the Company adjusted the fair value of all earnout shares a final time, immediately before the modification (see Note 19 - Earnouts for details on the modification), and ignoring the effect of the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity on September 30, 2024. After reclassification into equity, the earnout shares do not require subsequent fair value measurement.

Unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets are as follows:

	September 30, 2024	December 31, 2023
Current stock price	8.26	10.25
Earnout period – beginning	July 1, 2023	July 1, 2023
Earnout period – end	December 31, 2024	December 31, 2024
Equity volatility, EBITDA volatility	30.0%	25.0%
Operational leverage ratio	65.00%	65.00%
Revenue volatility	10.00%	10.00%
Revenue/stock price correlation	40.00%	45.00%
EBITDA/stock price correlation	30.00%	25.00%
Revenue discount rate	12.17%	9.21%
Dividend yield	0.00%	0.00%

Unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price are as follows:

	September 30, 2024	December 31, 2023
Term (years)	5.0	5.8
Volatility	40.00%	40.00%
Risk-free rate	3.55%	3.80%
Dividend yield	0.00%	0.00%
Current stock price	8.26	10.25

Activity for the Company’s Level 3 instruments measured at fair value on a recurring basis is as follows:

Earnout Liabilities
Balance as of December 31, 2023	$488,641
Issuances	—
Change in fair value	(172,270)
Release of earnout shares	(66,255)
Forfeiture of earnout shares	(69,280)
Reclassification of stock price based earnout shares	(180,836)
Balance as of December 31, 2024	—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented. As of September 30, 2024, all earnouts were adjusted to fair value and reclassified into equity. See Note 19 - Earnouts for details on the fair value of the earnout liability as of September 30, 2024.

17.
Equity and net income (loss) per share

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

Preferred Stock

There are no outstanding shares of preferred stock as of December 31, 2024 and 2023.

On September 30, 2024, the Company’s board of directors declared a stock dividend of 0.2 shares of Class A common stock per share of Class A common stock outstanding, paid on December 17, 2024, to stockholders of record as of December 10, 2024 (the “Stock Dividend”). Additionally, as a result of the Stock Dividend, holders of the Company’s Class B common stock received a stock dividend of 0.2 shares of Class B common stock per share of Class B common stock outstanding, and the Falcon’s Beyond Global, LLC common units that are issued and outstanding were adjusted to reflect the same economic equivalent of the Stock Dividend. Outstanding warrants, restricted stock units and other equity awards were similarly adjusted in accordance with their terms. All references in the consolidated financial statements to per share amounts, the number Class A and Class B shares issued and outstanding, outstanding warrants, restricted stock units, and other equity awards have been adjusted to reflect the Stock Dividend on a retroactive basis.

The weighted average shares of common stock outstanding used to determine the Company’s Net income (loss) per share reflects the retroactive treatment of the Stock Dividend, in addition to the following:

(amounts in thousands, except number of shares and amount per share)	For the year ended December 31, 2024	For the period from October 6, 2023 to December 31, 2023
Numerator:
Net income (loss)	149,481	(396,744)
Net income (loss) attributable to noncontrolling interests	127,424	(349,139)
Net income (loss) available to Class A common stockholders	22,057	(47,605)
Adjustment for dilutive RSUs	2	—
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	(4,100)	—
Dilutive net income (loss) attributable to Class A common stockholders	17,959	(47,605)
Denominator:
Weighted average Class A common stock outstanding - basic	12,539,377	8,514,245
Adjustment for dilutive RSUs	1,353	—
Adjustment for dilutive Class A earnout shares	185,446	—
Weighted average Class A common stock outstanding – diluted	12,726,176	8,514,245
Net income (loss) per Class A common share - basic:	1.76	(5.59)
Net income (loss) per Class A common share – diluted:	1.41	(5.59)

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

	For the year ended December 31, 2024	For the period from October 6, 2023 to December 31, 2023
Class A earnout shares	1,000,000	1,937,500
Class B earnout shares	39,000,000	—
Warrants to purchase common stock	5,177,089	5,205,769
RSUs	965,165	1,127,196

18.
Stock warrants

As of December 31, 2024, there are 5,177,089 warrants outstanding. Concurrent with the 0.2 stock dividend paid on December 17, 2024, the exercise price of each outstanding warrant was automatically adjusted. The warrants outstanding are now exercisable at a price of $9.58 per share for 1.034999 shares of Class A common stock. 28,680 warrants were exercised for 29,684 shares of Class A Common Stock during the year ended December 31, 2024.

Outstanding common stock warrants as of December 31, 2024 are as follows:

Year of Issue	Number of Shares Issuable	Exercise Price	Expiration Date	Classification
2023	5,358,282	$9.58	10/5/2028	Liability

19.
Earnouts

At the closing of the Business Combination, the Company issued 1,937,500 Earnout Shares in the form of Class A Common Stock and 75,562,500 Earnout Shares in the form of Class B Common Stock. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement.

Earnout Shares were deposited into escrow at Closing to be earned, released and delivered upon satisfaction of, or forfeited and cancelled upon the failure of certain milestones related to the EBITDA and the gross revenue of the Company during periods between July 1, 2023 and December 31, 2024, and the volume weighted average closing sale price of the Company’s shares of Class A Common Stock during the five-year period beginning on the one-year anniversary of the Acquisition Merger and ending on the six-year anniversary of the Acquisition Merger. During the year ended December 31, 2024, 224,857 and 8,775,000 Class A and Class B shares were earned and released, respectively. 312,500 Earnout Shares in the form of Class A Common Stock were forfeited and 12,187,500 Earnout Shares in the form of Class B Common Stock were forfeited.

Prior to September 30, 2024, the Earnout Shares were classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive income (loss). On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets. An aggregate of 437,500 shares of Class A common stock and 17,062,500 shares of Class B common stock and an equal number of Falcon’s Opco units were forfeited in connection with the earnout shares forfeiture.

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

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million and $488.6 million as of September 30, 2024, and December 31, 2023, respectively. After the reclassification to equity, the earnout shares do not require subsequent fair value measurement.

20.
Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 162,835 RSUs are outstanding. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

A summary of the Plan’s RSUs award activity is as follows:

Restricted Stock Units
Nonvested at January 1, 2024	939,330
Granted	154,409
Stock dividend adjustment	180,987
Forfeited	(34,393)
Vested	(162,835)
Nonvested at December 31, 2024	1,077,498
Vested at December 31, 2024	162,835

The RSUs under the Plan will vest over a five-year period following the one-year anniversary of the date of grant. The grant dates of RSUs associated with the Plan is December 21, 2023, May 21, 2024, and June 25, 2024. The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant.

The RSUs granted under the Plan vest as follows: (1) 15% of the RSUs on the first anniversary of the grant date; (2) 17.5% of the RSUs on the second anniversary of the grant date; (3) 20% of the RSUs on the third anniversary of the grant date; (4) 22.5% of the RSUs on the fourth anniversary of the grant date; and (5) 25% of the RSUs on the fifth anniversary of the grant date.

The RSUs granted under the Plan on October 31, 2024 vest as follows: (1) 25% of the RSUs on March 18, 2025; (2) 25% of the RSUs on September 18, 2025; (3) 25% of the RSUs on March 18, 2026; and (4) 25% of the RSUs on September 18, 2026.

The RSUs granted under the Plan on December 18, 2024 vest on December 26, 2025.

The Company recognized stock-based compensation expense of $1.5 million and less than $0.1 million for the years ended December 31, 2024 and 2023 respectively, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The $0.8 million and less than $0.1 million compensation cost for RSU’s granted to FCG employees for the years ended December 31, 2024 and 2023, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s consolidated statements of operations and comprehensive income (loss).

As of December 31, 2024 and 2023, stock-based compensation expense not yet recognized relating to nonvested awards was $10.0 million and $11.4 million, respectively, of which $3.4 million and $4.5 million relates to compensation cost for RSU’s granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

21. Subsequent events

The Company has evaluated subsequent events through April 3, 2025 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

The Warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the Warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per Warrant, on October 6, 2028. The Warrants will not be exercisable and the holders of the Warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

The Company repaid $0.5 million net pursuant to the revolving credit arrangement with Infinite Acquisitions.

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers of Falcon’s Creative Group, LLC.

Opinion

We have audited the consolidated financial statements of Falcon’s Creative Group, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, cash flows, and members’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.

•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•
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

/s/ Deloitte & Touche LLP

Tampa, Florida

April 3, 2025

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	As of December 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($869 and $0 restricted cash as of December 31, 2024 and 2023, respectively)	$1,166	$5,504
Accounts receivable, net ($14,411 and $4,576 related party as of December 31, 2024 and 2023, respectively)	14,441	4,650
Contract assets ($14,197 and $1,748 related party as of December 31, 2024 and 2023, respectively)	14,197	1,840
Other current assets	290	581
Total current assets	30,094	12,575
Operating lease right-of-use assets ($0 and $675 related party as of December 31, 2024 and 2023, respectively)	235	1,218
Finance lease right-of-use assets ($0 and $504 related party as of December 31, 2024 and 2023, respectively)	—	536
Property and equipment, net	12,501	2,078
Intangible assets, net	3,567	4,305
Goodwill	11,471	11,471
Other non-current assets	728	122
Total assets	$58,596	$32,305

Liabilities, temporary equity and members’ equity
Current liabilities:
Accounts payable ($1,454 and $586 related party as of December 31, 2024 and 2023, respectively)	$10,711	$3,370
Accrued expenses and other current liabilities	5,359	2,462
Current portion of long-term debt	38	—
Contract liabilities ($839 and $1,122 related party as of December 31, 2024 and 2023, respectively)	1,128	1,122
Finance lease liability, current ($0 and $92 related party as of December 31, 2024 and 2023, respectively)	12	109
Operating lease liability, current ($0 and $37 related party as of December 31, 2024 and 2023, respectively)	196	312
Total current liabilities	17,444	7,375
Long-term debt, net	6,076	—
Finance lease liability, net of current portion ($0 and $909 related party as of December 31, 2024 and 2023, respectively)	—	921
Operating lease liability, net of current portion ($0 and $638 related party as of December 31, 2024 and 2023, respectively)	—	880
Total liabilities	$23,520	$9,176

Commitments and contingencies – Note 12

Temporary equity - Preferred units subject to possible redemption	$32,781	$18,234

Members’ equity
Members’ capital	$2,295	$4,895
Total members’ equity	$2,295	$4,895
Total liabilities, temporary equity and members’ equity	$58,596	$32,305

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars)

	Year ended December 31, 2024	Year ended December 31, 2023
Revenue ($52,705 and $10,280 related party for the years ended December 31, 2024 and 2023, respectively)	$53,159	$22,547
Operating expenses:
Project design and build expense ($674 and $0 related party for the years ended December 31, 2024 and 2023, respectively)	38,906	15,994
Selling, general and administrative expense ($6,544 and $0 related party for the years ended December 31, 2024 and 2023, respectively)	13,045	13,811
Credit loss expense ($0 and $3,878 related party for the years ended December 31, 2024 and 2023, respectively)	—	3,963
Inventory write off	—	407
Research and development expense	1	112
Depreciation and amortization expense	1,344	869
Total operating expenses	53,296	35,156
Loss from operations	(137)	(12,609)
Interest expense	(574)	(75)
Interest income	35	120
Loss on lease termination	(22)	—
Foreign exchange transaction loss	(49)	(19)
Net loss before taxes	(747)	(12,583)
Income tax benefit	207	54
Net loss	$(540)	$(12,529)

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31, 2024	Year ended December 31, 2023
Cash flows from operating activities
Net loss	$(540)	$(12,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,344	869
Deferred financing costs amortization	7	—
Credit loss expense ($0 and $3,878 related party as of December 31, 2024 and 2023, respectively)	—	3,963
Inventory write-off	—	407
Gain on disposal of assets	(13)	—
Impairment of fixed assets	24	—
Loss on lease termination	22	—
Foreign exchange transaction gain	11	—
Change in deferred tax asset	(207)	—
Changes in assets and liabilities:
Accounts receivable, net ($(9,835) and $4,279 related party as of December 31, 2024 and 2023, respectively)	(9,791)	(5,496)
Other –current assets	291	(57)
Contract assets ($(12,449) and $48 related party as of December 31, 2024 and 2023, respectively)	(12,295)	968
Other non-current assets	(408)	47
Accounts payable ($868 and $586 related party as of December 31, 2024 and 2023, respectively)	7,341	1,257
Operating lease assets and liabilities	(29)	(28)
Accrued expenses and other current liabilities	2,897	881
Contract liabilities ($(283) and $522 related party as of December 31, 2024 and 2023, respectively)	6	(174)
Net cash used in operating activities	(11,340)	(9,892)
Cash flows from investing activities
Purchase of property and equipment	(11,124)	(729)
Disposal of property and equipment	70	—
Net cash used in investing activities	(11,054)	(729)
Cash flows from financing activities
Proceeds from debt	6,180	—
Deferred financing costs	(72)	—
Settlement of intergroup payables to FBG	—	(1,176)
Principal payment on finance lease obligation	(52)	(173)
Capital contribution	12,000	—
Issue of Preferred Units – Strategic Investment	—	17,500
Net cash provided by financing activities	18,056	16,151
Net (decrease) increase in cash and cash equivalents	(4,338)	5,530
Cash and cash equivalents – beginning of period	5,504	(26)
Cash and cash equivalents at end of year	$1,166	$5,504
Supplemental disclosures:
Cash paid for interest – finance leases	$18	$69
Cash paid for interest – debt	503	—
Non-cash activities:
Related party capital contribution (See Note 9)	488	—
Contribution from FBG in connection with Strategic Investment (See Note 9)	—	6,995
Right-of-use assets obtained in exchange for new operating lease liabilities	—	514
Right-of-use assets obtained in exchange for new finance lease liabilities	—	35

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(in thousands of U.S. dollars, except for unit data)

	Members’ Equity		Temporary Equity
	Common Units	Members’ Capital	Preferred Units	Temporary Equity
December 31, 2022	—	$11,163	—	$—
December 31, 2022 (recast in connection with Strategic Investment, see Note 1)	75	11,163	—	—
Preferred units issued, subject to possible redemption	—	—	25	17,500
Contribution from FBG on deconsolidation of FCG (see Note 9)	—	6,995	—	—
Net loss	—	(12,529)	—	—
Accretion on preferred units subject to possible redemption to redemption amount	—	(734)	—	734
December 31, 2023	75	$4,895	25	$18,234
Capital contribution	—	—	—	12,000
Related party capital contribution (See Note 9)	—	487
Net loss	—	(540)	—	—
Accretion on preferred units subject to possible redemption to redemption amount	—	(2,547)	—	2,547
December 31, 2024	75	$2,295	25	$32,781

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
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

Falcon’s Beyond Global, LLC (“FBG”) was formed on April 22, 2021, in the state of Florida, for the purpose of acquiring the outstanding membership units of Katmandu Group, LLC and its subsidiaries (“Katmandu”), and FCG. On April 30, 2021, The Magpuri Revocable Trust, owners of FCG, and Infinite Acquisitions Partners LLC, (“Infinite Acquisitions”) owners of Katmandu, entered into a Consolidation Agreement, whereby The Magpuri Revocable Trust and Infinite Acquisitions contributed 100% of its ownership interests in FCG and Katmandu and 66.67% of the membership interests of FBG.

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

Strategic Investment

On July 27, 2023, pursuant to the Subscription Agreement by and between FCG and QIC Delaware, Inc., (the “Subscription Agreement”), QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), invested $30.0 million in FCG (“Strategic Investment”). Following the closing of the Subscription Agreement, the Company now has two members: QIC, holding 25% of the equity interest in the form of 25 Preferred Units, and FBG, holding the remaining 75% of the equity interest in the form of 75 Common Units. In connection with the Strategic Investment, the Company amended and restated its limited liability company agreement (“LLCA”) to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights; and FBG and the Company entered into an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement. Upon the closing of the Subscription Agreement, the Company received a closing payment of $17.5 million (net of $0.5 million in reimbursements relating to due diligence fees incurred by QIC). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG upon the establishment of an employee retention and attraction incentive program.

The preferred units are entitled to a preferred return, which is an amount necessary to result in a rate of return of 9% per annum, compounding annually and accruing from the date of the Strategic Investment (“Preferred Return”).

The preferred units feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The preferred units become redeemable on the earlier of (i) the five-year anniversary of the Strategic Investment and (ii) any date on which a majority of key persons, as defined in the LLCA, cease to be employed by FCG (the “Redemption Commencement Date”). At any time after the Redemption Commencement Date, QIC may elect, in its sole discretion, to require the Company to redeem any or all of the outstanding preferred units for the redemption amount of such preferred units as of the redemption date, which is an amount equal to the QIC’s investment amount plus the Preferred Return. As of December 31, 2024 and 2023, these preferred units are recorded in the consolidated balance sheets as Temporary equity. The Company accretes the Preferred Return and $0.5 million reimbursable fees to Temporary Equity over the period from the date of issuance to the five year anniversary of the Strategic Investment.

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

2.
Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results may differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, inputs used to recognize revenue over time, inventory valuation, deferred tax valuation allowances and the valuation and impairment testing of goodwill.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents includes restricted cash held by the Company as required by the mortgage loan.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statements of operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Company had one customer with revenue greater than 10% of total revenue for the year ended December 31, 2024 for $52.4 million (99% of total Revenue). Accounts receivable balances with this customer totaled $14.1 million (98% of total Accounts receivable) as of December 31, 2024.

The Company had two customers with revenue greater than 10% of total revenue for the year ended December 31, 2023, $18.2 million for one customer and $2.4 million for the second customer. Accounts receivable, net balances with these two customers totaled $3.8 million (83% of total Accounts receivable, net) as of December 31, 2023.

Inventories

Inventories consist of theme park ride vehicles that are valued at the lower of cost or net realizable value. Cost is calculated on a first-in, first-out (“FIFO”) basis. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company reviews its inventories for obsolescence and any such inventories are written down to net realizable value. Inventories were written down by $0.4 million to $0 as of December 31, 2023. The Company had no inventory as of December 31, 2024.

Property and equipment, net

Property and equipment is stated at historical cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Routine repairs and maintenance are expensed as incurred. When an item is retired or sold, the cost and applicable accumulated depreciation are removed, and any resulting gain or loss is recognized in the consolidated statements of operations.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life

Leases

The Company evaluates leases at the commencement of the lease to determine the classification as an operating or finance lease. A right-of-use (“ROU”) asset and corresponding lease liability are recorded at lease commencement. Operating and finance lease liabilities are recognized based on the present value of minimum lease payments over the remaining expected lease term. Lease expenses related to operating leases are recognized on a straight-line basis as a component of Selling, general and administrative expense in the consolidated statements of operations. Amortization expense and interest expense related to finance leases are included in Depreciation and amortization expense and Interest expense, respectively, in the consolidated statements of operations.

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

Goodwill is not amortized, but instead reviewed for impairment at least annually during the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired. The impairment analysis of goodwill is performed at the reporting unit level, which is FCG as a whole. A qualitative assessment is first conducted to determine whether it is more likely than not that the fair value of the applicable reporting unit exceeds the carrying value taking into consideration significant events, and changes in the overall business environment or macroeconomic conditions. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. There were no changes to goodwill and no goodwill impairment charges recognized during the years ended December 31, 2024 and 2023.

The Company reviews definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these amortizing intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There were no impairment losses recognized for definite lived intangible assets for the years ended December 31, 2024 and 2023.

Recoverability of Other long-lived assets

The Company’s other long-lived assets consist primarily of property and equipment and lease ROU assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For property and equipment and lease ROU assets, the Company compares the estimated undiscounted cash flows generated by the asset or asset group to the current carrying value of the asset. If the undiscounted cash flows are less than the carrying value of the asset, then the asset is written down to fair value. There was no impairment loss recognized for other long-lived assets for the years ended December 31, 2024 and 2023.

Deferred charges

The Company’s deferred charges include financing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage loan are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments.

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

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Certain customer contracts include key performance indicators (“KPI’s”) which are intended to create mechanism to enable the customer to measure performance of the work against specified targets. KPI’s relate to deliverables and specified outputs in relation to the scope of services in the contract. The contracts allow for the customer to assess penalties against the Company when the measure of performance of work against specified targets has not been met in accordance with contract terms. As of December 31, 2024 and 2023, the Company has not recorded any adjustment to the contract price for penalties, since it does not believe any amounts will be imposed by the customer. Prices are fixed at contract inception and are not generally contingent on performance or any other criteria.

The Company engages in long-term contracts for production and service activities and recognizes revenue for performance obligations over time. These long-term contracts are primarily fixed price and involve the planning, design, and development of attractions. Revenue is recognized over time versus point in time recognition. The Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The customer receives the benefit as the Company builds the asset. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract.

For long-term contracts, the Company typically recognizes revenue using the input method, using a cost-to-cost measure of progress. The Company believes that this method represents the most faithful depiction of the Company’s performance because it directly measures value transferred to the customer. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, but are not limited to, the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed; the cost and availability of materials; the availability of subcontractor services and materials; and the availability and timing of funding from the customer. The Company bears the risk of changes in estimates to complete on fixed-price contracts, which may cause profit levels to vary from period to period. For over time contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable.

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

The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

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

Shared Services

The Company provides marketing, research and development, and other services support to FBG. The Company recognizes revenue related to these services in the amount the Company has a right to invoice. The Company uses the right to invoice practical expedient, as the Company’s right to payment corresponds directly with the value to FBG of the Company’s performance to date.

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

Income taxes

The Company is considered a partnership for US income tax purposes, and therefore, its members are subject to tax on the Company’s income. The consolidated financial statements do not include a provision for federal or state income tax expense or benefit arising from net income or loss reported in the consolidated statements of operations for these entities as the taxable income or loss is included in the tax returns of the Company’s members.

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

FCG records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process. The Company will determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, FCG recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to tax positions in income tax expense.

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

Related party transactions

Related parties are comprised of parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in Note 9 — Related party transactions.

Recently issued accounting standards

Recently issued accounting standards not yet adopted as of December 31, 2024

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the effect of this update on the Company’s financial statements and anticipates no material impact to the consolidated financial statements when adopted in the fiscal year beginning 2025.

3.
Revenue

Disaggregated components of revenue consisted of:

	Year ended December 31,	Year ended December 31,
	2024	2023
Services transferred over time:
Media production services	$7,577	$2,753
Design and project management services	45,551	17,701
Attraction hardware and turnkey sales	—	2,093
Other	31	—
Total revenue	$53,159	$22,547

Accounts receivable, net, contract assets and contract liabilities consisted of:

	As of December 31, 2024
	Related party	Other	Total
Accounts receivable, net	$14,411	$30	$14,441
Contract assets	14,197	—	14,197
Contract liabilities	(839)	(289)	(1,128)

	As of December 31, 2023
	Related party	Other	Total
Accounts receivable, net	$4,576	$74	$4,650
Contract assets	1,748	92	1,840
Contract liabilities	(1,122)	—	(1,122)

As of December 31, 2024, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $36.4 million. The Company expects to recognize approximately 82% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

As of December 31, 2023, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $15.3 million. The Company expects to recognize approximately 96% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic information

The Company has contracts with customers located in Saudi Arabia, the United States and Hong Kong in the fiscal years 2024 and 2023. The Company also had contracts with customers located in the Caribbean and Spain in the fiscal year 2023. Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Year ended December 31,	Year ended December 31,
	2024	2023
Saudi Arabia	$52,438	$18,411
Caribbean	—	2,440
USA	263	392
Hong Kong	458	1,284
Other	—	20
Total revenue	$53,159	$22,547

4. Property and equipment, net

Property and equipment consisted of:

	Year ended December 31,	Year ended December 31,
	2024	2023
Land	$4,944	$—
Building	5,652	—
Equipment	2,890	1,525
Furniture	210	203
Leasehold improvements	194	250
Software and licenses	26	26
Construction in progress	—	920
Property and equipment, total	13,916	2,924
Accumulated depreciation	(1,415)	(846)
Property and equipment, net	$12,501	$2,078

Depreciation expense was $0.6 million and $0.3 million for the years ended December 31, 2024 and 2023 respectively.

5.
Leases

The Company’s operating leases primarily consist of real estate property for office and warehouse space, with various terms extending through 2026. The Company had finance leases related to an office, facility and computer equipment. The Company has not subleased any properties.

The Company leased office space from a related party, Penut Productions, LLC (“Penut”), a wholly owned subsidiary of The Magpuri Revocable Trust, under a series of long-term lease agreements. In March 2024, the Company and Penut terminated one of three commercial office leases. The Company wrote off the lease right-of-use asset of $0.3 million and the lease liability of $0.7 million, resulting in a related party capital contribution of $0.4 million. (See Note 9 - Related party transactions).

In June 2024, the Company and Penut terminated the two remaining commercial office leases. The Company wrote off the lease right-of-use assets of $0.8 million and the lease liabilities of $0.9 million, resulting in a related party capital contribution of $0.1 million. (See Note 9 - Related party transactions).

ROU assets and lease liabilities consisted of:

	As of December 31, 2024			As of December 31, 2023
	Related party	Other	Total	Related party	Other	Total
Right-of-use assets:
Operating	$—	$235	$235	$675	$543	$1,218
Finance	—	—	—	504	32	536
Total right-of-use assets	$—	$235	$235	$1,179	$575	$1,754

Lease liabilities
Current:
Operating	$—	$196	$196	$37	$275	$312
Finance	—	12	12	92	17	109
Total current	—	208	208	129	292	421
Non-current:
Operating	—	—	—	638	242	880
Finance	—	—	—	909	12	921
Total non-current	—	—	—	1,547	254	1,801
Total lease liabilities	$—	$208	$208	$1,676	$546	$2,222

Finance lease assets are reported net of accumulated amortization of less than $0.1 million and $0.2 million as of December 31, 2024 and 2023 respectively.

Lease expense in the consolidated statements of operations consisted of:

	Year ended December 31, 2024			Year ended December 31, 2023
	Related party	Other	Total	Related Party	Other	Total
Operating lease expense	$37	$262	$299	$81	$326	$407
Finance lease expense:
Amortization of leased assets	25	8	33	66	16	82
Interest on lease liabilities	17	2	19	67	2	69
Total lease expense	$79	$272	$351	$214	$344	$558

Supplemental cash flow information related to leases is as follows:

	Year ended December 31,	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$306	$435
Operating cash outflows from finance leases	18	69
Financing cash outflows from finance leases	53	104

In determining the discount rate applied, the Company considered several factors. For certain leases, the Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (Years)
Operating leases	1	7.7
Finance leases	1	15.1
Weighted-average discount rate
Operating leases	5.85%	7.84%
Finance leases	9.69%	6.45%

The annual maturities of the Company’s operating lease liabilities as of December 31, 2024, are as follows:

As of December 31, 2024
2025	$13
Less imputed interest	(1)
Present value of lease liabilities	$12

The annual maturities of the Company’s finance lease liabilities as of December 31, 2024, are as follows:

As of December 31, 2024
2025	$205
Less imputed interest	(9)
Present value of lease liabilities	$196

6.
Intangible assets, net

Intangible assets consisted of:

	Year ended December 31,	Year ended December 31,
	2024	2023
Customer relationships	$1,100	$1,100
Tradenames and trademarks	2,800	2,800
Developed technology	1,500	1,500
Intangible assets, total	5,400	5,400
Accumulated amortization	(1,833)	(1,095)
Intangible assets, net	$3,567	$4,305

The weighted average amortization period for customer relationships, tradenames and trademarks, and developed technology is 5, 7, and 6 years, respectively.

Intangible asset amortization was $0.7 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Estimated future amortization of intangible assets as of December 31, 2024 are as follows:

Amount
For the years ended December 31,
2025	$738
2026	738
2027	738
2028	667
2029	479
Thereafter	207
$3,567

7.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of December 31,	As of December 31,
	2024	2023
Project-related accruals	$3,200	$1,355
Accrued payroll and related expenses	1,608	672
Audit and professional fees	391	361
Other	124	74
Accrued interest	36	—
	$5,359	$2,462

8.
Long term debt

Indebtedness consisted of:

	As of December 31, 2024
	Amount	Interest Rate
$6.2 million mortgage loan (due January 9, 2034)	$6,180	8.75%
Less current portion of long-term debt	(38)
Long term debt	6,142
Deferred financing costs, net	(66)
Long term debt, net	$6,076

Outstanding debt as of December 31, 2024 matures as follows:

Within 1 year	$38
Between 1 and 2 years	82
Between 2 and 3 years	90
Between 3 and 4 years	98
Between 4 and 5 years	107
Thereafter	5,765
Total	$6,180

On January 9, 2024, the Company obtained a mortgage loan for $6.2 million from Climate First Bank to purchase new headquarters in Orlando, FL for 10.3 million. The property has 9.59 acres and a 53,600 square foot office building. The mortgage loan is prepayable without penalty, has an 8.75% interest rate for the first five years with an initial 18-month interest only period and a balloon payment due at maturity. The interest rate resets to the five-year US Treasury plus 275 basis points after five years and remains fixed until maturity on January 9, 2034.

The Company is subject to financial covenants under the mortgage loan. These covenants require the Company to maintain a debt service coverage ratio and minimum deposit with the lender. As of December 31, 2024, the Company was in compliance with all of its mortgage loan covenants.

9.
Related party transactions

Settlement of intercompany payables to FBG on deconsolidation

In connection with the Strategic Investment, the Company paid $4.0 million to FBG to settle a portion of the outstanding intercompany payable balance. The $7.0 million remaining balance of intercompany payables to FBG not settled as of deconsolidation from FBG on July 27, 2023 was treated as a members’ equity contribution from FBG.

Intercompany Services Agreement between FBG and the Company

In conjunction with the closing of the Subscription Agreement described in Note 1 - Description of business and basis of presentation, the Intercompany Services Agreement was established between FBG and the Company. There was $1.0 million and $0 accounts payable balance outstanding as of December 31, 2024 and 2023, respectively, related to this Intercompany Service Agreement. The Company recognized $6.2 million and $2.1 million expense related to services provided by FBG for the years ended December 31, 2024 and 2023, respectively.
The Company also provides marketing, research and development, and other services to FBG. FBG owes the Company $0.2 million and less than $0.1 million to related to these services as of December 31, 2024 and 2023, respectively. FBG has also incurred reimbursable costs on behalf of FCG subsequent to July 27, 2023. FCG has $0.4 million and $0.6 million accounts payable to FBG related to reimbursable costs as of December 31, 2024 and 2023 respectively.

FBG RSUs provided to the Company's employees

FBG issued restricted stock units (“RSUs”) to the Company's employees under FBG's incentive award plan. The Company recognized $0.8 million and less than $0.1 million for the RSU expense for the years ended December 31, 2024 and 2023, respectively.

Deemed capital contribution

In March 2024 and June 2024 the Company terminated leases with Penut, a related party. As the termination of these leases extinguished a liability with a related party at no cost, the gain on termination of $0.5 million is accounted for as a capital contribution.

Expected credit loss on receivables from Sierra Parima

During the year ended December 31, 2023, the Company revised its estimated expected credit loss on all receivables from Sierra Parima, an unconsolidated joint venture of FBG. Based on an evaluation of Sierra Parima’s credit characteristics, the expected credit loss reserve was increased to $3.9 million as of December 31, 2023, which offset all receivables from Sierra Parima as of December 31, 2023. As of FCG’s deconsolidation from FBG on July 27, 2023, Sierra Parima and Karnival are no longer related parties of the Company.

The Company will continue to periodically evaluate these estimates to determine if additional reserves are needed.

10.
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

The income (loss) before income taxes consisted of:

	December 31,	December 31,
	2024	2023
Income (loss) before income taxes
United States	$(753)	$(12,637)
Foreign	6	54
Total	$(747)	$(12,583)

The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consisted of:

	December 31, 2024	December 31, 2023
Current
Federal	$—	$—
State	—	—
Foreign	(1)	54
Deferred		—
Federal	—	—
State	—	—
Foreign	208	—
Income tax benefit	$207	$54

The tax effects of temporary differences resulted in the following deferred tax assets and liabilities:

	December 31, 2024	December 31, 2023
Net operating loss carry forward	$254	$—
Valuation allowance	—	—
Deferred tax asset, net of allowance	$254	$—

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Partnership earnings not subject to tax	(21.2)%	(19.2)%
Return to provision adjustments	27.9%	—
Other	—	(1.4)%
Effective tax rate	27.7%	0.4%

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. Management believes that the Company will be able to realize the deferred tax assets and no valuation allowance is needed.

As of December 31, 2024 and 2023, respectively, the Company has foreign net operating loss carryforwards of $1.0 million $0 for tax purposes. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2024 and 2023. The Company did not recognize any interest or penalties during fiscal 2024 and 2023 related to unrecognized tax benefits.

FCG and its subsidiaries are included in a single United States partnership federal income tax return. At December 31, 2024, U.S. federal tax returns related to FCG for the 2023 is open under the normal statute of limitations and therefore subject to examination. FCG and its subsidiaries are subject to routine examination by tax authorities in Philippines jurisdiction. There are no ongoing U.S. federal, state, or foreign tax audits or examinations as of the date of the issuance of these consolidated financial statements. Treehouse files a separate local income tax return.

11. Retirement plan

The Company sponsors a 401(k) plan (“The Plan”) for its employees. Under the Plan, eligible employees can contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The employer match for the year ended December 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively which is included as a component of Selling, general and administrative expense in the consolidated statements of operations.

12. Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. There were no material accruals for legal proceedings or claims as of December 31, 2024 and 2023.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2024 and 2023, there were no known events or circumstances that have resulted in a material indemnification liability.

13. Subsequent events

The Company has evaluated subsequent events through April 3, 2025 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FALCON’S BEYOND GLOBAL, INC.

Dated: April 3, 2025
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

Signature	Title	Date

/s/ Cecil D. Magpuri	Chief Executive Officer and Director	April 3, 2025
Cecil D. Magpuri	(Principal Executive Officer)

/s/ Joanne Merrill	Chief Financial Officer	April 3, 2025
Joanne Merrill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Demerau	Executive Chairman and Director	April 3, 2025
Scott Demerau

/s/ Jarrett T. Bostwick	Director	April 3, 2025
Jarrett T. Bostwick

/s/ Simon Philips	Director	April 3, 2025
Simon Philips

/s/ Sandy Beall	Director	April 3, 2025
Sandy Beall

/s/ Doug Jacob	Director	April 3, 2025
Doug Jacob

/s/ Gino P. Lucadamo	Director	April 3, 2025
Gino P. Lucadamo

77