Form 10-K/A
period 2024-12-31
Falcon's Beyond Global, Inc.
filed 2025-04-30
CIK 1937987

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 30, 2025, there were 37,226,927 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 83,814,187 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024, of Falcon’s Beyond Global, Inc. (the “Company”, “Falcon’s”, “we”, “us” or “our”) that we filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2025 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2025 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, this Amendment does not contain new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

Falcon’s Beyond Global, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of the individuals who currently serve as our executive officers and directors as of April 30, 2025. Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among our directors and executive officers.

Name	Age	Position
Scott Demerau	63	Executive Chairman of the Board
Cecil D. Magpuri	59	Chief Executive Officer and Director
Simon Philips	56	President and Director
Joanne Merrill	55	Chief Financial Officer
Yvette Whittaker	53	Chief Corporate Officer
David Schaefer	42	Chief Development Officer
Bruce A. Brown	56	Chief Legal Officer and Corporate Secretary

Non-Employee Directors
Sandy Beall	74	Director
Jarrett T. Bostwick	51	Director
Gino P. Lucadamo	66	Director

Scott Demerau has served as our Executive Chairman of the Board of Directors since the closing of the Business Combination. Mr. Demerau is co-founder of Falcon’s Beyond Global, LLC and served as its Executive Chairman and a member of the board of managers from its inception in April 2021 until the closing of the Business Combination in October 2023. Mr. Demerau is also the co-founder and has been President of Producciones de Parques, S.L. since 2005, developing and launching House of Katmandu, the first Katmandu location in Mallorca, Spain, later rebranded as Katmandu Park. In 2012, Mr. Demerau was instrumental in establishing a joint venture relationship with Meliá Hotels International, where Producciones de Parques transitioned to become a joint venture entity. Mr. Demerau also co-founded Katmandu Group, where he served as the Chairman and Chief Executive Officer since its inception in 2013. In that role, Mr. Demerau oversaw the growth and expansion of the Katmandu Business and the development of the joint venture relationship with Meliá. Mr. Demerau’s career in the family entertainment industry began in 1985 when he and his wife, Julia Demerau, co-founded Fantasy Golf Development Company to develop, build and operate the Mountasia Family Fun Centers, a multi-attraction chain that spanned 24 locations and went public in 1993 as Mountasia Entertainment International, later acquiring the Malibu Grand Prix company with over 20 locations, where Mr. Demerau served in the roles of Chairman, Chief Executive Officer and a member of the board of managers. Mr. Demerau holds a Bachelor of Science in Business from Ferris State University. We believe that Mr. Demerau is qualified to serve as a member of the Board due, among other things, to his extensive background and experience in the entertainment development and operations industry, his role as co-founder of the Katmandu Business and his role in the creation of the Company, including his visionary leadership of the Company from inception to date.

Cecil D. Magpuri has served as our Chief Executive Officer since the closing of the Business Combination. Mr. Magpuri is co-founder of Falcon’s Beyond Global, LLC and served as its Chief Executive Officer and a member of its board of managers from its inception in April 2021 until the closing of the Business Combination in October 2023. Mr. Magpuri previously served as President and Chief Creative Officer of Falcon’s Treehouse, LLC, which he co-founded with Marty Magpuri in 2000, and which was later rebranded as Falcon’s Creative Group and expanded to include Falcon’s Digital Media and Falcon’s Licensing. Mr. Magpuri was named to the Blooloop 50 Theme Park Influencers list from 2018-2020, and, in 2010, received the Asian Heritage Award for Innovation and Technology. Mr. Magpuri earned his Bachelor of Arts in Applied Arts and Sciences with an emphasis in Environmental Design and a distinction in Art from San Diego State University. We believe that Mr. Magpuri is qualified to serve as a member of the Board because of his extensive experience and background in the entertainment development and operations industry, his role as co-founder of the Falcon’s Business and his role in the creation of the Company, including his visionary leadership of the Company from inception to date.

Simon Philips has served as our President and a member of our Board since the closing of the Business Combination. Prior to that, Mr. Philips served as President of Falcon’s Beyond Global, LLC since March 2023. Previously, Mr. Philips served as the Managing Director of Global Consumer Products at Moonbug Entertainment, the company behind properties such as CoComelon, Blippi, and Little Angel, from May 2021 until March 2023. Mr. Phillips was the Executive Vice-President & General Manager of The Walt Disney Company EMEA from 2012 to 2018 and served as President of Marvel Entertainment International from 2006 to 2012, where he was responsible for targeting new businesses as well as growing and increasing the depth of Marvel’s existing businesses. Mr. Philips also served as the Executive Producer for several of Marvel’s hit animated series, including The Super Hero Squad, The Avengers — Earth’s Mightiest Heroes, and the Marvel Japanese anime series. He was also responsible for propelling both Pixar’s and Star Wars’ brands through the licensing business across hard-lines, soft-lines, FMCG, and publishing. Before Marvel, from 2003 to 2006, Mr. Philips managed franchises for 4Kids Entertainment, including the Pokémon, Teenage Mutant Ninja Turtles, and Yu-Gi-Oh franchises. Mr. Philips started his licensing career in London in 1991, working on behalf of the British Olympic Association, where he licensed the world’s first Olympic-branded video game, Olympic Gold. We believe that Mr. Phillips is qualified to serve as a member of the Board because of his experience shaping the strategic direction of iconic franchises including Disney, Pixar, Star Wars, Marvel, CoComelon, Pokémon, Teenage Mutant Ninja Turtles, and Yu-Gi-Oh.

Joanne Merrill has served as our Chief Financial Officer since the closing of the Business Combination. Prior to that, Ms. Merrill served as Chief Financial Officer of Falcon’s Beyond Global, LLC since August 2021. Prior to joining the Company, Ms. Merrill served as the Chief Financial Officer of Entertainment Technology Partners, an event technology services company in Orlando, Florida, from May 2017 to July 2021. Prior to that, she was the Vice President of Finance and Corporate Controller of Hard Rock International, a hospitality and entertainment company, from April 2007 to May 2017. Ms. Merrill began her career as a mechanical engineer before becoming a Chartered Accountant in England and Wales and a Certified Public Account in the US serving as a senior manager at PricewaterhouseCoopers. Ms. Merrill holds a Bachelor of Engineering degree in Mechanical Engineering from the University of Bath.

Yvette Whittaker has served as our Chief Corporate Officer since the closing of the Business Combination. Prior to that, Ms. Whittaker was Chief Corporate Officer of Falcon’s Beyond Global, LLC since July 2021. Ms. Whittaker previously served as Executive Vice President of Operations of Falcon’s Creative Group, a role she held since July 2011. Ms. Whittaker joined Treehouse at the company’s inception in February of 2000 and has served in roles of increasing management responsibility in the areas of business operations, scheduling, budgeting, client relations and marketing.

David Schaefer has served as our Chief Development Officer since the closing of the Business Combination. Prior to that, Mr. Schaefer served as Chief Development Officer of Falcon’s Beyond Global, LLC since July 2021. Mr. Schaefer previously served as Vice President of Falcon’s Creative Group, a role he held since November 2013. Mr. Schaefer has been with Falcon’s Creative Group since 2007 in roles of increasing responsibility in the areas of technical integration and project management. Mr. Schaefer holds a Bachelor of Science in Mechanical Engineering from The University of Wisconsin.

Bruce A. Brown has served as our Chief Legal Officer & Corporate Secretary since April 2024, and served as our Executive Vice President of Legal, General Counsel & Corporate Secretary from the closing of the Business Combination in October 2023 to April 2024. Mr. Brown has over 20 years of legal experience and, prior to joining the Company, Mr. Brown served as Senior Vice President, Deputy General Counsel of Hilton Grand Vacations from April 2022 to May 2023. Prior to that, Mr. Brown severed as Vice President and General Counsel of Tupperware Brands from June 2020 to April 2022. From June 2008 to June 2020, Mr. Brown held various positions at Darden Restaurants, Inc., where he most recently served as Vice President, Associate General Counsel and Assistant Secretary. Prior to his time at Darden Restaurants, Mr. Brown held legal positions at World Kinect (formerly World Fuel Services), NICE Systems, Inc. and American Express Company. Mr. Brown has held additional roles with American Express Company, General Electric Company and Xerox Corporation. Mr. Brown currently serves on the Board of Directors of Community Legal Services located in Orlando, Florida, a not-for-profit organization that promotes equal access to justice. Mr. Brown holds a Bachelor’s degree from Howard University and a J.D. from Howard University School of Law.

Non-Employee Directors

Samuel “Sandy” E. Beall III has been a member of our Board since the closing of the Business Combination. Previously, Mr. Beall served as Chief Executive Officer of FAST Acquisition Corp. II (“FAST II”) and a member of the FAST II board of directors, positions he held since 2020. Mr. Beall is a restauranteur and hospitality founder, investor, operator and executive with a background that spans nearly five decades, and serving as the Chief Executive Officer of a public company for over 25 years. Mr. Beall founded Ruby Tuesday while in college in 1971, growing the concept to 15 units ultimately selling it to Morrison Inc. in 1982. Post-acquisition, he remained the President and Chief Operating Officer of Ruby Tuesday, ultimately working his way up the organization to becoming Chairman and Chief Executive Officer of Morrison Inc. by 1995. In 1994, he was named Operator of the Year, won the Golden Chain Award from MUFSO, and was named Executive of the Year by Restaurants & Institutions. Under Mr. Beall’s recommendation and guidance, he oversaw the split of Morrison into three public companies, including Ruby Tuesday, Morrison’s Cafeteria, and Morrison Health Care. Mr. Beall remained as Chairman and Chief Executive Officer of Ruby Tuesday, overseeing an operation that had grown to more than 800 locations in 46 states, 14 foreign countries and approximately 30,000 employees when he retired from the company in 2012. Mr. Beall also co-founded Blackberry Farm in 1975, steadily growing it with his family over the following five decades into one of the premier luxury resorts in the world. It has been recognized by Relais & Chateaux since 1994, as well as named to the Conde Nast Traveler Gold List, Wine Spectator Grand Award, the James Beard Foundation, as well as a number of other highly regarded awards and by industry groups. Mr. Beall is an investor in several emerging growth restaurant concepts principally in New York City as well as resorts in Jackson, Wyoming and is member of the board of directors of a number of high-growth restaurant and consumer brands, including & pizza, The Meatball Shop, Mexicue, Beyond Sushi and Chow Daddy’s, all of which are private companies. He is also the Principal of Beall Investments LLC, an investment company. Mr. Beall also previously served as Chief Executive Officer and as a director of FAST Acquisition Corp. until September 2022. We believe that Mr. Beall is qualified to serve as a director of the Company because of his extensive experience in the hospitality industry as well as his prior service as an executive of a publicly traded company.

Jarrett T. Bostwick has been a member of our Board since the closing of the Business Combination. Mr. Bostwick is a managing director and private advisor with the Bostwick Walters Wealth Partners at Rockefeller Capital Management (“Rockefeller”), a position he has held since Rockefeller acquired Spearhead Capital Advisors, a full-service financial services platform, in June 2022. Mr. Bostwick founded Spearhead Capital in 2011 and served as partner and general counsel since its founding. At Rockefeller (and previously Spearhead Capital), Mr. Bostwick has implemented diverse private and public investment strategies on behalf of clients and has assisted in helping clients secure structured capital and financings from the capital markets. Mr. Bostwick also serves as managing principal of National Financial Companies, a multi-family office venture capital investment firm, a position he has held since 2008. At National Financial Companies he works with his partners to acquire, grow, and divest of companies in a variety of market sectors. Prior to joining National Financial Companies he was a partner in the law firm of Handler Thayer, LLP in Chicago, which provides professional services to affluent families, family offices and privately held companies, from 2005 to 2011. He remains of counsel to the firm. Prior to joining Handler Thayer he was a partner in the Wealth Planning & Philanthropy Group of Gardner, Carton & Douglas, LLP. He joined as an associate in 2003 and served until 2005. Prior to Gardner, Carton & Douglas LLP, Mr. Bostwick served as a senior manager in the tax practice of Ernst & Young, where he managed and coordinated global tax engagements for corporate clients of EY, in addition to serving as a national tax specialist in several areas of specific tax provisions of the Internal Revenue Code. He also worked closely with the audit practice insofar as he was responsible for overseeing the final tax provisions included in corporate financial statements and audits for several of EY’s corporate clients which were publicly listed. Mr. Bostwick has been recognized widely during his legal career, including being named by Worth Magazine in 2005 as one of the “Top 100 Attorneys in the United States” for affluent clients. He earned his Bachelor of Arts in International Affairs at the George Washington University in Washington, D.C., his Juris Doctorate Degree from Gonzaga University School of Law in Spokane, Washington, and his Masters of Law in Taxation from the University of Washington School of Law in Seattle, Washington. He currently serves on the Board of the Foundation for Animal Care and Education, a San Diego based not-for-profit focusing on saving companion animals and other animals from economic euthanasia by providing financial support for life saving health care services for such animals and families in need. He also serves on the regional board of the Casey Cares Foundation, a not-for-profit that provides families with children facing critical health care issues with economic, emotional, and experiences to enhance the positive outcome for the families they serve. Casey Cares operates in 22 states around the United States. We believe that Mr. Bostwick is qualified to serve as a member of the Board because of his significant experience in the finance industry.

Gino P. Lucadamo has served as a member of our Board since September 2024. Most recently, Mr. Lucadamo founded and served as President of East Construction Management, a company focused on delivering services in hospitality, private aviation, hospitals, medical schools, and private education sectors nationwide, a position he held from 2010 to 2025. Mr. Lucadamo sold East Construction Management in 2024 and continues to provide the company with high-level advisory and consulting services.

Board of Directors

The Board directs and oversees the management of the business and affairs of the Company and carries out its oversight responsibilities through meetings and actions of the Board and its three standing committees: the Audit Committee of the Board (the “Audit Committee”), the Compensation Committee of the Board (the “Compensation Committee”), and the Nominating and Corporate Governance Committee. The Board is chaired by Mr. Demerau and consists of six directors. The authorized number of directors may be changed by resolution of the Board and vacancies may be filled by resolution of the Board.

Our audit committee consists of Sandy Beall, Jarrett T. Bostwick, and Gino P. Lucadamo. Our Board determined that each of Mr. Beall, Mr. Bostwick and Mr. Lucadamo are independent and meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. In addition, Mr. Beall and Mr. Bostwick qualify as our “audit committee financial experts,” as such term is defined in Item 407 of Regulation S-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Annual Report.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the executive officers of Falcon’s who were “named executive officers,” or NEOs for fiscal 2024.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which, in general, require compensation disclosure for our principal executive officer and its two other most highly compensated executive officers.

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our Company. Our named executive officers (our “NEOs”) for fiscal 2024 are:

•
Cecil D. Magpuri, our CEO;
•
Bruce Brown, our Chief Legal Officer; and
•
Simon Philips, our President

Summary Compensation Table

The following table provides summary information concerning compensation of our named executive officers for services rendered to us during fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Cecil D. Magpuri	2024	475,000	—	—	29,860	504,860
Chief Executive Officer	2023	475,014	—	—	32,409	507,523
Bruce Brown	2024	303,385	93,600	372,750	19,718	789,453
Chief Legal Officer
Simon Philips	2024	468,119	140,400	—	8,092	616,611
President

(1)
The amounts in this column represent the aggregate grant date fair value of stock awards during each of the years presented, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, without taking into account estimated forfeitures. The assumptions made when calculating the amounts are found in Note 20 “Share-Based Compensation” to our Consolidated Financial Statements included elsewhere in this Annual Report.
(2)
All other compensation amounts include (i) 401(k) plan contributions by the Company and (ii) health care benefits (including $19,447 and $18,159 for Mr. Magpuri in 2024 and 2023, respectively, $19,718 for Mr. Brown, and $1,072 for Mr. Philips).

Narrative Disclosures to Summary Compensation Table

Base Salaries

Each of the named executive officers is paid a base salary commensurate with his or her skill set, experience, performance, role and responsibilities, and we provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements may be variable. Base salaries are generally reviewed annually and may be increased based on any number of factors at the discretion of the Compensation Committee, including the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of their responsibilities and market data. During 2024, our named executive officers earned the base salaries set forth in the table above.

Bonuses

In addition to base salaries, our executives may receive discretionary cash bonuses, guaranteed and/or retention bonuses in the discretion of the Compensation Committee. Annual cash bonuses have historically been paid to employees, including named executive officers other than Messrs. Demerau and Magpuri, to reward their actions that further the goals of the Company. During 2024, we awarded the discretionary bonuses set forth in the table above to our named executive officers, in order to reward them for their efforts during a critical period of our Company’s development during our first full fiscal year as a public company.

Equity-Based Awards

We use equity-based awards to provide our executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning their interests with those of our stockholders. In connection with the closing of the Business Combination, we adopted the Falcon’s Beyond Global, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), as further described below. The 2023 Plan allows the Company to make equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its affiliates.

In December 2023, following the closing of the Business Combination, the Compensation Committee recommended to the Board that certain executive officers be awarded restricted stock units (the “Day 1 Awards”) pursuant to the 2023 Plan, in order to reward them for their respective service in fiscal 2023, including their significant efforts in preparing the Company to be a public company and completing the Business Combination during fiscal 2023. During fiscal year 2024, Mr. Brown was granted 35,000 RSUs (the “Fiscal 2024 Award”) in recognition of his contributions and in connection with his promotion to the role of Chief Legal Officer.

The Day 1 Awards and the Fiscal 2024 Award were designed to align the interests of our named executive officers with our stockholders and to serve as a retention mechanism over the awards’ five-year vesting schedule. The RSUs granted vest, subject to continued employment or service through the applicable vesting date as follows: (1) 15% of the RSUs on the first anniversary of the grant date; (2) 17.5% of the RSUs on the second anniversary of the grant date; (3) 20% of the RSUs on the third anniversary of the grant date; (4) 22.5% of the RSUs on the fourth anniversary of the grant date; and (5) 25% of the RSUs on the fifth anniversary of the grant date.

Employee Benefits and Perquisites

We generally provide health, dental, vision, life and disability insurance benefits to our named executive officers and all other employees. We generally do not provide perquisites to our named executive officers.

Retirement Benefits

The Company sponsors a defined contribution 401(k) retirement savings and profit sharing plan (the “401(k) Plan”) for its employees, including the named executive officers. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to the plan and income earned on those contributions are not taxable to participants until withdrawn or distributed. Eligible employees are able to defer compensation up to certain limits set by the Code, which are updated annually. Under the 401(k) Plan, the Company may make matching contributions to participants’ elective deferrals each pay period, of up to 3% of eligible compensation per pay period. In addition, the Company may make a discretionary profit-sharing contribution each year based on its profit performance. Contributions are allocated to each participant’s individual account and are then invested in available investment alternatives according to the participants’ directions. Participants are immediately and fully vested in their own contributions, and employer contributions vest 20% each year over the five years beginning on the first anniversary of the employee’s hire date.

Termination and Change in Control Arrangements

None of the named executive officers has any rights in connection with a termination of employment or a change in control.

Outstanding Equity Awards at December 31, 2024

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Cecil D. Magpuri
Chief Executive Officer	—	—	—	—	—	—	—
Bruce Brown
Chief Legal Officer	5/21/2024	—	—	—	—	42,000	335,748
	12/21/2023	—	—	—	—	15,300	122,308
Simon Philips
President	12/21/2023	—	—	—	—	6,439	51,475

(1)
Reflects RSUs granted on December 21, 2023 and May 21, 2024, as applicable, as adjusted in connection with the Stock Dividend, and that vest, subject to continued employment or service through the applicable vesting date as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(2)
Based on the closing market price of the Company’s Class A Common Stock on December 31, 2024 (the last trading day before the end of fiscal 2024) of $7.99.

Director Compensation

Our Non-Employee Director Compensation Program approved by the Board, provides for the following compensation for our non-employee directors:

•
An annual cash fee of $50,000 each year commencing in fiscal 2025;
•
Annual equity grant of restricted stock units with an award value of $75,000 each year; and
•
Additional equity grant of restricted stock units with an annual award value of $25,000 for the Chair of the Audit Committee, $15,000 for the Chair of the Compensation Committee, and $10,000 for the Chair of the Nominating and Corporate Governance Committee.

The Compensation Committee recommends to the Board the compensation to be paid to the non-employee directors of our Board and may, in its discretion, revise or replace the compensation program described above. The Company reimburses each non-employee director for any reasonable expenses incurred by such director in connection with the performance of such director’s services to the Company.

Scott Demerau, our Executive Chairman, who is an executive officer of the Company but not a named executive officer, also serves on our Board and earned the compensation set forth in the table below during fiscal year 2024, in accordance with the compensation program described under the “Executive Compensation” section above. Mr. Philips, our President and a named executive officer, is also a director who serves on the Board, and his compensation is fully reflected in the “Executive Compensation” section above.

Fiscal 2024 Director Compensation

Name(1)	Fee Earned or Paid in Cash ($)(5)	Stock Awards ($)(6)	All Other Compensation ($)	Total ($)
Jarrett T. Bostwick	—	115,000	—	115,000
Sandy Beall	—	85,000	—	85,000
Doug Jacob(2)	—	75,000	—	75,000
Gino P. Lucadamo(3)	—	18,904	—	18,904
Scott Demerau	477,792	—	15,942	493,734
Ramin Arani(4)	—	—	—	—

(1)
Represents all (i) non-employee directors who served on our Board during fiscal year 2024 and (ii) all directors who are executive officers of the Company, except for Mr. Magpuri and Mr. Philips who are named executive officers whose compensation is reported in the “Executive Compensation” section above. The executive officers who serve on our Board (Messrs. Demerau, Magpuri and Philips) do not receive compensation for their service on the Board, and amounts reported above reflect their compensation for service to the Company as executive officers.
(2)
Mr. Jacob resigned as a member of our Board effective April 29, 2025.
(3)
Mr. Lucadamo was elected to serve as a member of our Board and the Audit Committee effective September 30, 2024.
(4)
Mr. Arani resigned as a member of our Board and the Audit Committee effective February 12, 2024.
(5)
The Company expects to commence payment of cash fees in accordance with its director compensation program during 2025.
(6)
The amounts in this column represent the aggregate grant date fair value of stock awards during each of the years presented, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, without taking into account estimated forfeitures. The assumptions made when calculating the amounts are found in Note 20 “Share-Based Compensation” to our Consolidated Financial Statements included elsewhere in this Annual Report. The following is the aggregate number of stock awards outstanding as of December 31, 2024 for each non-employee director: 13,053 RSUs for Mr. Bostwick; 9,648 RSUs for Mr. Beall; 8,513 RSUs for Mr. Jacob; and 2,146 RSUs for Mr. Lucadamo.

Falcon’s Beyond Global, Inc. 2023 Equity Incentive Plan

In connection with the Business Combination, we adopted the Falcon’s Beyond Global, Inc. 2023 Equity Incentive Plan (as amended from time to time), which is referred to in this Annual Report as the “2023 Incentive Plan”. The 2023 Incentive Plan allows the Company to make equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its affiliates.

Administration. The compensation committee of the Board (the “Committee”) administers the 2023 Incentive Plan. The Committee generally has the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the 2023 Incentive Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and to adopt, alter and repeal rules, guidelines and practices relating to the 2023 Incentive Plan. The Committee has full discretion to administer and interpret the 2023 Incentive Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the 2023 Incentive Plan, and any such determinations or actions taken by the Committee shall be final, conclusive and binding upon all persons and entities. The Committee may delegate to one or more officers of the Company or any affiliate the authority to act on behalf of the Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Committee in the 2023 Incentive Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act.

Eligibility. Certain employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2023 Incentive Plan. It is expected that approximately 40 employees, consultants, advisors and service providers and all of our non-executive officer directors are eligible to participate in the 2023 Incentive Plan.

Number of Shares Authorized. The Company initially reserved 7,294,756 shares of its Class A Common Stock for the issuance of awards under the 2023 Incentive Plan. The number of shares reserved for issuance under the 2023 Incentive Plan increases automatically on January 1 of each of 2024 through 2033 by the number of shares equal to the lesser of (i) 2.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A Common Stock as of the immediately preceding December 31, or (ii) a number as may be determined by the Board. Notwithstanding anything to the contrary in the 2023 Incentive Plan, no more than the number of shares of Class A Common Stock initially reserved under the 2023 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2023 Incentive Plan.

Shares of Class A Common Stock underlying awards under the 2023 Incentive Plan that are forfeited, canceled, expire unexercised or are settled in cash will be available again for new awards under the 2023 Incentive Plan. If there is any change in our corporate capitalization, the Committee in its sole discretion may make substitutions or adjustments to the number of shares of Class A Common Stock reserved for issuance under the 2023 Incentive Plan, the number of shares of Class A Common Stock covered by awards then outstanding under the 2023 Incentive Plan, the limitations on awards under the 2023 Incentive Plan, the exercise price of outstanding options and such other equitable substitutions or adjustments as it may determine appropriate.

The 2023 Incentive Plan will have a term of not more than 10 years from the date it is approved by the Company’s stockholder, and no further awards may be granted under the 2023 Incentive Plan after the expiration date.

Awards Available for Grant. The Committee may grant awards of nonqualified stock options, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing.

Stock Options and Stock Appreciation Rights. Stock options provide for the purchase of shares of Class A Common Stock in the future at an exercise price set on the grant date. ISOs, in contrast to nonqualified stock options, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from us an amount in cash or shares equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a stock option or SAR may not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than 10 years from grant (or five years in the case of ISOs granted to certain significant stockholders).

Restricted Stock. Restricted stock is an award of nontransferable shares of Class A Common Stock that are subject to certain vesting conditions and other restrictions.

RSUs. RSUs are contractual promises to deliver shares of Class A Common Stock in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Committee may provide that the delivery of the shares underlying RSUs will be deferred if such delivery would result in a violation of applicable law. The terms and conditions applicable to RSUs will be determined by the Committee, subject to the conditions and limitations contained in the 2023 Incentive Plan.

Other Stock or Cash-Based Awards. Other stock or cash based awards are awards of cash, fully vested shares of Class A Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of Class A Common Stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards or as standalone payments.

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of Class A Common Stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of the dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the Committee; however, dividend equivalents will not be payable unless and until the underlying award becomes payable and will be subject to forfeiture to the same extent as the underlying award.

Performance Awards. Performance awards granted pursuant to the 2023 Incentive Plan may be in the form of a cash bonus, or an award of performance shares or performance units denominated in shares of Class A Common Stock, that may be settled in cash, property or by issuance of those shares subject to the satisfaction or achievement of specified performance conditions.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against the Company or its affiliates. The Committee, however, may permit awards (other than ISOs) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment and Termination; Repricing. In general, the Board may amend, alter, suspend, discontinue or terminate the 2023 Incentive Plan at any time. However, stockholder approval to amend the 2023 Incentive Plan may be necessary if applicable law or the 2023 Incentive Plan so requires. No amendment, alteration, suspension, discontinuance or termination will materially and adversely impair the rights of any participant or recipient of any award without the consent of the participant or recipient. Stockholder approval will not be required for any amendment that reduces the exercise price of any stock option or SAR, or cancels any stock option or SAR that has an exercise price that is greater than the then-current fair market value of Class A Common Stock in exchange for cash, other awards or stock options or SARs with an exercise price per share that is less than the exercise price per share of the original stock options or SARs.

Adjustments; Corporate Transactions. In the event of certain capitalization events or corporate transactions (as set forth in the 2023 Incentive Plan), including the consummation of a merger or consolidation of the Company with another corporation, the Committee may adjust the number of shares of Class A Common Stock or other securities of the Company (or number and kind of other securities or other property) subject to an award, the exercise or strike price of an award, or any applicable performance measure, and may provide for the substitution or assumption of outstanding awards in a manner that substantially preserves the terms of such awards, the acceleration of the exercisability or lapse of restrictions applicable to outstanding awards and the cancellation of outstanding awards in exchange for the consideration received by stockholders of the Company in connection with such transaction.

Pursuant to the FCG A&R LLCA entered into in connection with the Strategic Investment, QIC has consent rights with respect to the granting of equity or equity-based compensation with a vesting period of less than three years to any C-Suite executive of Falcon’s Opco or the Company or any other parent entity of FCG LLC that provides services to FCG LLC or its subsidiaries. In addition, pursuant to the QIC Subscription Agreement, Falcon’s Opco agreed to indemnify QIC from and against any losses arising out of certain matters related to employee benefit plans. See Risk Factors – Following the completion of the Strategic Investment, the Company, Falcon’s Opco and FCG LLC for additional information regarding QIC’s consent rights

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information with respect to the beneficial ownership of our Common Stock as of April 30, 2025, for:

•
each person known to us to own beneficially 5% or more of our outstanding Common Stock;
•
each of our directors or director nominees;
•
each of our named executive officers; and
•
all of our directors and executive officers as a group.

As of April 30, 2025, there were 37,226,927 shares of Class A Common Stock, including 1,000,000 earnout shares denominated as Class A Common Stock, and 83,814,187 shares of Class B Common Stock, including 39,000,000 earnout shares denominated as Class B Common Stock, issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities.

Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, such as upon the exercise of warrants held by such person or issuable pursuant to the vesting of RSUs held by such person. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Voting power represents the combined voting power of shares of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, holders of Class A Common Stock and Class B Common Stock will be entitled to cast one vote per share of on all matters to be voted on by stockholders. Generally, holders of all classes of common stock vote together as a single class.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% Ownership of Class A Common Stock	Number of Shares of Class B Common Stock	% of Ownership of Class B Common Stock	% of Total Voting Power
5% Holders
Infinite Acquisitions Partners LLC(2)	25,031,204	67.2%	24,282,489	29.0%	40.7%
Katmandu Ventures, LLC(3)	2,095,087	5.6%	29,066,097	34.7%	25.7%
CilMar Ventures, LLC, Series A(4)	—	—	29,066,097	34.7%	24.0%
Tillman’s Corner Trust(5)	2,531,733	6.8%	—	0.0%	2.0%
Judith E. Demerau(6)	2,586,535	6.9%	—	0.0%	2.1%

Directors and Executive Officers of the Company
Scott Demerau	—	0.0%	—	0.0%	0.0%
Cecil D. Magpuri(4)	—	0.0%	29,066,097	34.7%	24.0%
Simon Philips(7)	628	*	—	0.0%	*
Joanne Merrill(8)	7,547	*	—	0.0%	*
Bruce A. Brown(9)	7,794	*	—	0.0%	*
Yvette Whittaker(10)	11,194	*	—	0.0%	*
David Schaefer(11)	7,547	*	—	0.0%	*
Sandy Beall(12)	—	0.0%	—	0.0%	0.0%
Jarrett T. Bostwick(13)	—	0.0%	—	0.0%	0.0%
Doug Jacob(14)	—	0.0%	—	0.0%	0.0%
Gino P. Lucadamo(15)	—	0.0%	480,000	0.6%	0.4%
All directors and executive officers as a group (11 individuals)	34,710	*	29,546,097	35.3%	24.4%

* Less than 1%

(1)
Unless otherwise noted, the business address of each person is c/o Falcon’s Beyond Global, Inc., 1768 Park Center Drive, Orlando, Florida 32835.
(2)
Includes 400,000 earnout shares in the form of Class A Common Stock and 13,000,000 earnout shares in the form of units of Falcon’s Opco and an equal number of shares of Class B Common Stock which are outstanding and held in escrow and will vest or be forfeited based the volume weighted average closing sale price of shares of Class A Common Stock during the five-year period beginning on October 6, 2024 and ending on October 6, 2029 pursuant to the terms of the Earnout Escrow Agreement dated as of October 12, 2023 (the “Earnout Escrow Agreement”). Infinite Acquisitions holds voting rights with respect to the escrowed earnout shares but has entered into a Stockholder’s Agreement with the Company pursuant to which Infinite Acquisitions agreed to vote or cause to be voted all such earnout shares held for Infinite Acquisitions’ benefit in escrow for or against, to be not voted, or to abstain, in the same proportion as the shares held by the holders of the Company’s common stock as a whole are voted for or against, not voted, or abstained on any matter. Includes up to 35,907,551 shares of Class A Common Stock which Infinite Acquisitions is obligated to deliver to Infinite Founder Series pursuant to the terms of a redemption agreement between Infinite Acquisitions and Infinite Founder Series. Beginning on or about February 14, 2024 and continuing on or before each February 14 on an annual basis for eight years thereafter, Infinite Acquisitions is obligated to transfer to Infinite Founder Series up to an aggregate of up to 35,907,551 shares of Class A Common Stock, consisting of up to 13,441,004 shares of Class A Common Stock which may be received by Infinite Acquisitions upon redemption of an equal number of units of Falcon’s Opco and up to an additional 22,466,547 shares of Class A Common Stock which may be received by Infinite Acquisitions upon redemption of an equal number of units of Falcon’s Opco if the criteria for release under the Earnout Escrow Agreement is met. The number of shares of Class A Common Stock to be delivered at each payment date is to be reduced by up to 20% of the amount deliverable, subject to an implied minimum share price of $10 per share. Erudite Cria, Inc. (“Infinite Manager”) is the manager of Infinite Acquisitions and has voting and investment discretion with the respect to the securities held by Infinite Acquisitions. Investment and voting decisions at Infinite Manager with respect to the securities held by Infinite Acquisitions are made by the board of directors of Infinite Manager. The directors of Infinite Manager are: Todd Walters, Lucas Demerau, Nathan Markey, and Cory Demerau. Each director has one vote on all matters presented to the board of Infinite Manager, except that the chairman of the board of directors, Lucas Demerau, has two votes on all matters presented to the board of Infinite Manager. Lucas Demerau, Nathan Markey, and Cory Demerau are the

adult children of Scott Demerau and Julia Demerau. Their voting and investment decisions are not directly or indirectly influenced by Scott Demerau or Julia Demerau and there are no voting agreements among any of them with respect to the Company’s Common Stock. Therefore, no individual director of Infinite Manager is the beneficial owner, for purposes of Rule 13d-3 of the Exchange Act, of the securities held by Infinite Acquisitions. The address of Infinite Acquisitions is 2430 Pump Road #356, Henrico, Virginia 23233.
(3)
Includes 13,000,000 earnout shares in the form of units of Falcon’s Opco and an equal number of shares of Class B Common Stock which are outstanding and held in escrow and will vest or be forfeited based on the volume weighted average closing sale price of shares of Class A Common Stock during the five-year period beginning on October 6, 2024 and ending on October 6, 2029 pursuant to the Earnout Escrow Agreement. Katmandu Ventures holds voting rights with respect to the escrowed earnout shares but has entered into a Stockholder’s Agreement with the Company pursuant to which Katmandu Ventures agreed to vote or cause to be voted all such earnout shares held for Katmandu Ventures’ benefit in escrow for or against, to be not voted, or to abstain, in the same proportion as the shares held by the holders of the Company’s common stock as a whole are voted for or against, not voted, or abstained on any matter. Jill K. Markey is the manager of Katmandu Ventures and has sole voting and investment discretion with respect to the securities held by Katmandu Ventures. Ms. Markey is the adult stepdaughter of the Company’s Executive Chairman, Scott Demerau. Her voting and investment decisions are not directly or indirectly influenced by Scott Demerau or Julia Demerau and there are no voting agreements among them with respect to the Company’s Common Stock. The address of Katmandu Ventures is 3420 Pump Road #140, Henrico, Virginia 23233.
(4)
Includes 13,000,000 earnout shares in the form of units of Falcon’s Opco and an equal number of shares of Class B Common Stock which are outstanding and held in escrow and will vest or be forfeited based the volume weighted average closing sale price of shares of Class A Common Stock during the five-year period beginning on October 6, 2024 and ending on October 6, 2029 pursuant to the Earnout Escrow Agreement. CilMar Ventures, LLC Series A (“CilMar”) holds voting rights with respect to the escrowed earnout shares but has entered into a Stockholder’s Agreement with the Company pursuant to which CilMar agreed to vote or cause to be voted all such earnout shares held for CilMar’s benefit in escrow for or against, to be not voted, or to abstain, in the same proportion as the shares held by the holders of the Company’s common stock as a whole are voted for or against, not voted, or abstained on any matter. Kaiao Kollective, LLC (“Kaiao Kollective”) is the manager of CilMar. Cecil De Los Reyes Magpuri and Marty Mathers Magpuri are the managers of Kaiao Kollective. Mr. and Mrs. Magpuri are married. Consequently, for purposes of SEC rules, Mr. and Mrs. Magpuri may be deemed to have controlling voting and dispositive power over the shares held directly by CilMar. The address of CilMar, Kaiao Kollective, and Mr. and Mrs. Magpuri is 11515 Waterstone Loop Drive, Windermere, FL 34786.
(5)
Reflects (i) shares reported on a Schedule 13D filed with the SEC on February 13, 2024 by Tillman’s Corner Trust (“TC Trust”) and Ms. Christine E. Zellar-Church and (ii) shares issued to TC Trust and Ms. Zellar-Church in connection with the Stock Dividend. Ms. Church is the trustee of TC Trust and exercises voting and dispositive power over such shares. The address of TC Trust and Ms. Church is 3420 Pump Rd #348, Henrico, Virginia 23233.
(6)
Represents the following securities beneficially owned by Judith E. Demerau: (i) 131,718 shares of Class A Common Stock held by Ms. Demerau directly plus 26,344 shares issued in connection with the Stock Dividend and (ii) 2,023,728 shares held by Brass Ring Trust (“Brass Ring”) plus 404,746 shares issued in connection with the Stock Dividend. Ms. Demerau is the trustee of Brass Ring and exercises voting and dispositive power over such shares. Based on a Schedule 13D filed with the SEC on February 13, 2024 by Brass Ring and Ms. Demerau. The address of Brass Ring and Ms. Demerau is 3420 Pump Rd #348, Henrico, Virginia 23233.
(7)
Reflects the effect of the Stock Dividend upon RSUs granted, and includes 628 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, and vested on the first anniversary of the grant date. Does not include up to 6,440 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. The RSUs will vest, subject to continued employment or service through the applicable vesting date, as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(8)
Reflects the effect of the Stock Dividend upon RSUs granted, and includes 7,548 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, and vested on the first anniversary of the grant date. Does not include up to 77,287 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. The RSUs will vest, subject to continued employment or service through the applicable vesting date, as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(9)
Reflects the effect of the Stock Dividend upon RSUs granted, and includes 1,494 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, and vested on the first anniversary of the grant date and 6,300 shares of Class A Common Stock underlying RSUs that were granted on May 21, 2024, pursuant to the 2023 Equity Incentive Plan and will vest on the first anniversary of the grant date, which is within 60 days of April 30, 2025. Does not include (i) up to 15,300 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan or (ii) up to 35,700 shares of Class A Common Stock underlying RSUs that were granted on May 21, 2024, in each case because such shares will not vest within 60 days of April 30, 2025. The RSUs will vest, subject to continued employment or service through the applicable vesting date, as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(10)
Reflects the effect of the Stock Dividend upon RSUs granted, and includes 11,194 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, and vested on the first anniversary of the grant date. Does not include up to 90,168 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. The RSUs will vest, subject to continued employment or service through the applicable vesting date, as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(11)
Reflects the effect of the Stock Dividend upon RSUs granted, and includes 9,125 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, and vested on the first anniversary of the grant date. Does not include up to 90,168 shares of Class A Common Stock underlying RSUs that were granted on December 21, 2023, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. The RSUs will vest, subject to continued employment or service through the applicable vesting date, as follows: (1) 15% of the RSUs shall vest on the first anniversary of the grant date; (2) 17.5% of the RSUs shall vest on the second anniversary of the grant date; (3) 20% of the RSUs shall vest on the third anniversary of the grant date; (4) 22.5% of the RSUs shall vest on the fourth anniversary of the grant date; and (5) 25% of the RSUs shall vest on the fifth anniversary of the grant date.
(12)
Does not include up to 9,648 shares of Class A Common Stock underlying RSUs that were granted on December 26, 2024, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. 100% of such RSUs will vest, subject to continued service, on the first anniversary of the grant date.
(13)
Does not include up to 13,053 shares of Class A Common Stock underlying RSUs that were granted on December 26, 2024, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. 100% of such RSUs will vest, subject to continued service, on the first anniversary of the grant date.
(14)
Does not include up to 8,513 shares of Class A Common Stock underlying RSUs that were granted on December 26, 2024, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. 100% of such RSUs will vest, subject to continued service, on the first anniversary of the grant date.
(15)
Does not include up to 2,146 shares of Class A Common Stock underlying RSUs that were granted on December 26, 2024, pursuant to the 2023 Equity Incentive Plan, because such shares will not vest within 60 days of April 30, 2025. 100% of such RSUs will vest, subject to continued service, on the first anniversary of the grant date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2024 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	1,240,333	—	6,054,423
Equity Compensation Plans Not Approved by Security Holders	—	—	0

(1) 1,240,333 RSUs were granted under the 2023 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Infinite Acquisitions Credit Agreement

Falcon’s Opco and Infinite Acquisitions, a more than 5% equityholder of the Company which is indirectly managed by a board of directors that includes Lucas Demerau, Nathan Markey, and Cory Demerau, the adult children of the Company’s Executive Chairman, Scott Demerau, entered into a credit agreement dated December 30, 2021, that provides for a revolving line of credit to Falcon’s Opco in the amount of $10.0 million and matures on December 31, 2026. Borrowings accrue interest at a rate of 2.75% per annum. In October 2022, approximately $7.6 million of the principal amount outstanding was repaid pursuant to the Conversion Agreement, described below.

On June 23, 2023, Falcon’s Opco entered into an amendment to the credit agreement (as amended, the “Credit Agreement”), pursuant to which (i) the Company joined as a party to the Credit Agreement, (ii) Infinite Acquisitions agreed, in its sole discretion, to transfer all or a portion of the amounts due to Infinite Acquisitions under the Credit Agreement to Infinite Acquisitions’ equity holders (the “Debt Transfer(s),” all such transferred debt the “Transferred Debt” and each equity holder the “Debt Transferee”), and (iii) the Company, Falcon’s Opco and Infinite Acquisitions agreed that each Debt Transferee would have the right to cause the Company to exchange such Debt Transferee’s Transferred Debt for shares of Series A Preferred Stock at the Acquisition Merger Closing. The exchange was effectuated by each Debt Transferee entering into an exchange agreement with the Company (the “Exchange Agreement”) on September 25, 2023.

The parties also agreed that to the extent that Debt Transferees representing a majority of the outstanding amount of the Transferred Debt, in the aggregate, agreed to exchange their Transferred Debt, the remaining amount of Transferred Debt not exchanged would be automatically exchanged for shares of Series A Preferred Stock concurrently with the Acquisition Merger Closing, without any further action required by the remaining Debt Transferees, and such remaining Debt Transferees would be deemed to have entered into the Exchange Agreement. Upon consummation of the exchange, the Company entered into a contribution agreement with Falcon’s Opco, pursuant to which it would contribute the Transferred Debt to Falcon’s Opco in exchange of Falcon’s Opco(i) issuing to the Company a number of Preferred Units equal to the number of shares of Series A Preferred Stock issued upon the exchange of the Transferred Debt, and (ii) paying to the Company an amount in cash equal to the amount of cash paid by the Company as accrued interest.

Prior to the Closing of the Business Combination, holders of an aggregate of $4.8 million of outstanding indebtedness (the “Transferred Debt”) of Falcon’s Opco entered into Exchange Agreements whereby such indebtedness was exchanged for an aggregate of 475,000 shares of Series A Preferred Stock and a cash payment of unpaid accrued interest, and the Company agreed to contribute the Transferred Debt to Falcon’s Opco in exchange for Falcon’s Opco (i) issuing to the Company a number of Preferred Units equal to the number of shares of Series A Preferred Stock issued upon the exchange of the Transferred Debt, and (ii) paying to the Company an amount in cash equal to the amount of cash paid by the Company as accrued interest (the “Debt Exchange”).

On October 4, 2023, $3.4 million of the amount outstanding under the Credit Agreement was paid to Infinite Acquisition pursuant to the Subsequent Conversion Agreement described below.

As described in more detail below, approximately $5.4 million of the loans made by Infinite Acquisitions under the Credit Agreement were repaid with the proceeds of loans made by Katmandu Ventures, LLC and Universal Kat Holdings, LLC.

On October 18, 2024, Falcon’s Opco entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), effective as of September 30, 2024, between Falcon’s Opco and Infinite Acquisitions, which amends and restates the Credit Agreement. Under the Amended and Restated Credit Agreement, Infinite Acquisitions provided a ten-year revolving line of credit in the amount of up to $15.0 million (the “Revolving Line of Credit”). As of April 30, 2025, an aggregate principal amount of approximately $13.9 million has been borrowed and is outstanding under the Revolving Line of Credit, representing the amount of principal and unpaid accrued interest outstanding under the Credit Agreement. The Revolving Line of Credit is unsecured, bears simple interest on the unpaid principal balance at the rate equal to the three-month Secured Overnight Financing Rate (SOFR) on the first day of the applicable quarter plus 2.75% per year, payable quarterly, and will mature on September 30, 2034. Falcon’s Opco may, at its option, prepay any amounts due under the Amended and Restated Credit Agreement in whole or in part without penalty or premium.

Financing Agreements between Infinite Acquisitions and Katmandu Group

Infinite Acquisitions and Fun Stuff, an indirect wholly-owned subsidiary of the Company whose functional currency is the Euro, entered into certain financing agreements pursuant to which Infinite Acquisitions has loaned money or extended credit to Fun Stuff for general corporate purposes and to finance Fun Stuff’s equity interest in Sierra Parima, the Company’s joint venture with Meliá for the development of Katmandu Park Punta Cana in the Dominican Republic. The U.S. dollar denominated debt held by Fun Stuff was moved to Katmandu Group, LLC (“Katmandu Group”), a U.S. dollar functional currency subsidiary, as of September 30, 2023. The loans are described below:

•
Loan Agreement, dated December 29, 2021 for an aggregate of $12.8 million, accruing interest at a rate of 2.75% per annum and maturing December 29, 2026. As of September 30, 2024, the entire outstanding amount under the loan agreement was terminated and replaced by the Katmandu Loan Agreement discussed below.
•
Credit Facility, dated January 1, 2019, providing for a line of credit up to €2.5 million to finance the entering into the Sierra Parima joint venture. Borrowings accrued interest at a rate of 3.0% per annum and maturing on January 1, 2024. On October 4, 2023, the entire outstanding amount under the credit arrangement was converted as part of the debt-to-equity conversion discussed below.
•
Loan Agreement, dated June 26, 2019, for an aggregate of approximately $2.0 million to finance the entering into the Sierra Parima joint venture, accruing interest at a rate of 3.0% per annum and maturing on June 26, 2029. The loan was interest only for the first twelve months, and thereafter principal and interest is payable quarterly in arrears. On October 4, 2023, the entire outstanding amount under the term loan was converted as part of the debt-to-equity conversion discussed below.
•
Loan Agreement, dated December 30, 2022, for an aggregate of $7.3 million, accruing interest at a rate of 3.75% per annum and maturing on December 30, 2027. The loan was interest only for the first twelve months, and thereafter principal and interest is payable quarterly in arrears. On September 22, 2023, Fun Stuff assigned the December 2022 Loan Agreement to Katmandu Group. As of September 30, 2024, the entire outstanding amount under the loan agreement was terminated and replaced by the Katmandu Loan Agreement discussed below.
•
Loan Agreement, dated as of September 30, 2024, between Katmandu Group and Infinite Acquisitions (the “Katmandu Loan Agreement”). The Katmandu Loan Agreement terminates and replaces certain existing loans between Katmandu Group and Infinite Acquisitions (the “Prior Katmandu Loans”). As of April 30, 2025, the aggregate amount borrowed under the Katmandu Loan Agreement is approximately $14.9 million, representing the amount of principal and unpaid accrued interest outstanding. The Katmandu Loan Agreement is unsecured, bears interest at a rate of 8% per annum, payable quarterly in arrears, and will mature on September 30, 2034. The Katmandu Loan Agreement contains affirmative covenants relating to compliance by Katmandu Group with applicable anti-corruption and anti-money laundering laws and the preservation of Katmandu Group’s legal existence, and a negative covenant which restricts the ability of Falcon’s Opco to consolidate with or merge with any other entity or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to any person, subject to certain exceptions

Financing Agreements between Infinite Acquisitions and Katmandu Group

Infinite Acquisitions and Katmandu Group, a subsidiary of the Company, have entered into certain financing agreements pursuant to which Infinite Acquisitions has loaned money or extended credit to Katmandu Group for general company purposes, as described below:

•
Line of Credit, dated January 1, 2021, in the amount of $5.0 million, and maturing December 31, 2025. Borrowings accrue interest at a rate of 3.5% per annum. In October 2022, approximately $3.9 million, the entire amount outstanding, was paid in full pursuant to the Conversion Agreement, described below.
•
Loan Agreement, dated December 31, 2020, in the amount of approximately $8.7 million. Interest accrues at a rate of 3.0% per annum, amortized over a 30-year period. The loan matures on December 31, 2030. In October 2022, approximately $8.5 million, the entire amount outstanding, was paid in full pursuant to the Conversion Agreement, described below.

Debt-to-Equity Conversion Agreement

On October 6, 2022, Infinite Acquisitions entered into a Conversion Agreement with Falcon’s Opco (the “Conversion Agreement”), pursuant to which an aggregate of $20.0 million owed by Falcon’s Opco and Katmandu Group to Infinite Acquisitions under certain of the agreements described above was converted into 2,000,000 Falcon’s Opco Units, thereby funding a portion of Infinite Acquisitions’ purchase of those units under its Subscription Agreement.

On October 4, 2023, Infinite Acquisitions entered into a Conversion Agreement with Falcon’s Opco (the “Subsequent Conversion Agreement”), pursuant to which an aggregate of $7.3 million owed by Falcon’s Opco and Katmandu Group to Infinite Acquisitions under certain of the agreements described above was converted into 727,500 Falcon’s Opco Units, thereby funding a portion of Infinite Acquisitions’ purchase of those units under its Subsequent Subscription Agreement.

Financing Agreement with Katmandu Ventures

On April 9, 2024, Falcon’s Opco entered into a term loan agreement with Katmandu Ventures, LLC, a more than 5% equityholder of the Company which is managed by Jill Markey, the adult step daughter of the Company’s Executive Chairman, Scott Demerau, in the principal amount of approximately $7.2 million. Such term loan bears interest at a rate of 8.875% per annum, payable quarterly in arrears, and will mature on March 31, 2025.

Approximately $5.4 million of the combined proceeds of the term loans with Katmandu Ventures, LLC and Universal Kat Holdings, LLC was used to repay a portion of the amounts outstanding under the Credit Agreement. As of March 31, 2024, an aggregate of $7.3 million, including accrued interest, was outstanding under such term loans.

Thereafter, Universal Kat assigned its entire loan, and Katmandu Ventures assigned $6.3 million of its loan to FAST II Sponsor in exchange for the sale of Class A shares of Falcon’s Opco held by FAST II Sponsor. Falcon’s Opco provided written consent on the assignment.

On each of June 14, 2024, October 18, 2024, November 27, 2024, and April 16, 2025, Falcon’s Opco entered into amendments to such loan agreements to make successive deferrals of the payment of interest and principal. Following such amendments, interest on the loans accrues at a fixed rate of 8.875% per annum until November 15, 2024, and from and after November 16, 2024 accrues at a fixed rate of 11.75% per annum, in each case calculated on the basis of the actual number of days elapsed and a 360-day year. The loans will mature on the earlier of the date that is five days following the date upon which Falcon’s Opco receives a distribution of funds from Producciones De Parques, S.L. as result of an asset sale transaction or May 16, 2025. With respect to both the Katmandu Ventures Loan and Universal Kat loan, the payment of accrued interest is deferred until the maturity date or the earlier prepayment of the loan; with respect to the Universal Kat loan. Falcon’s Opco may prepay the loans at any time upon five business days’ notice to the lenders.

Penut Productions Lease Agreements and Promissory Notes

In 2007, 2015 and 2020, Falcon’s Treehouse, LLC, a wholly-owned subsidiary of the Company, entered into lease agreements with Penut Productions, LLC (“Penut”), a Florida limited liability company indirectly owned by Cecil D. Magpuri, the Company’s Chief Executive Officer and a Director. The three lease agreements are for office spaces at the Company’s Orlando headquarters and expire in 2027, 2036 and 2040, respectively. The leases provide that Treehouse is responsible for taxes, insurance and maintenance of the leased spaces. The aggregate payments under the leases are approximately $238,883 per annum and an aggregate of $796,276 was paid by Treehouse from January 1, 2021 through September 30, 2024.

Treehouse made certain improvements to the leased spaces and, in connection therewith, the parties entered into five separate promissory notes between 2010 and 2020 to evidence Penut’s reimbursement obligations for the costs of such improvements (collectively, the “Penut Promissory Notes”). The Penut Promissory Notes provided for monthly payments of principal and interest at a rate of 4% per annum and matured at various dates between 2024 and 2028. The Promissory Notes were repaid in full on August 30, 2022. The lease expiring 2040 was terminated by the Company on March 19, 2024.

Loan to Infinite Acquisitions

On January 10, 2023, Falcon’s Opco loaned $2.5 million to Infinite Acquisitions for 20 days. Falcon’s Opco received interest income at 2.75% during this 20-day period, in an aggregate amount of less than $0.1 million.

Registration Rights Agreement

On October 5, 2023, the Company, FAST II, FAST II Sponsor, Infinite Acquisitions, Katmandu Ventures, and CilMar entered into the Registration Rights Agreement, dated October 5, 2023 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, subject to certain requirements and customary conditions, (i) the securityholders party thereto were granted certain customary registration rights and piggyback rights with respect to their respective shares of Class A Common Stock and any other equity securities of the Company and (ii) the Registration Rights Agreement, dated as of March 15, 2021, among FAST II, FAST II Sponsor and the other holders named therein was terminated.

Each of the stockholders party to the Registration Rights Agreement has waived their piggyback registration rights with respect to this offering.

Other Falcon’s Opco and Company Agreements Related to the Business Combination

In connection with the Business Combination, certain affiliate agreements were entered into. These agreements include:

Subscription Agreement

Concurrently with the execution of the Merger Agreement, on May 10, 2023, Falcon’s Opco and Infinite Acquisitions entered into a subscription agreement ("the Subscription Agreement"), pursuant to which Infinite Acquisitions agreed to subscribe for and purchase, and Falcon’s Opco agreed to issue and sell to Infinite Acquisitions, in one or more closings, prior to or substantially concurrently with the Closing, $60.0 million of Falcon’s Opco Units at a price of $10.00 per unit. As of the date of the Subscription Agreement $20.0 million of the Investment Amount had been pre-funded through a series of debt financings and deployed to Falcon’s Opco’s investment in its Punta Cana resort. On October 6, 2022, Infinite Acquisitions entered into the Conversion Agreement with Falcon’s Opco described above, pursuant to which $20.0 million of the debt owed to Infinite Acquisition was converted to 2,000,000 Falcon’s Opco Units. Prior to the Closing of the Business Combination, the private placement had been fully funded and Infinite Acquisitions was issued 6,000,000 Falcon’s Opco Units under the Subscription Agreement.

Falcon’s Opco and Infinite Acquisitions entered into a subsequent subscription agreement on May 10, 2023, which was amended on June 23, 2023 (the “Subsequent Subscription Agreement”), pursuant to which Infinite Acquisitions agreed to subscribe for and purchase, and Falcon’s Opco agreed to issue and sell to Infinite Acquisitions, in one or more closings, prior to or substantially concurrently with the Closing, an additional $20 million of Falcon’s Opco Units at a price of $10.00 per unit. On October 4, 2023, Infinite Acquisitions entered into the Subsequent Conversion Agreement with Falcon’s Opco described above, pursuant to which an aggregate of $7.3 million owed by Falcon’s Opco and Katmandu Group to Infinite Acquisitions under certain of the agreements described above was converted into 727,500 Falcon’s Opco Units, thereby funding a portion of Infinite Acquisitions’ purchase of those units under its Subsequent Subscription Agreement.

As of October 4, 2023, Infinite Acquisitions had funded approximately $7.3 million of the $20.0 million committed to be funded by Infinite Acquisitions under the Subsequent Subscription Agreement. On October 4, 2023, Infinite Acquisitions irrevocably committed to fund the remaining approximately $12.8 million under the Subsequent Subscription Agreement to the Company for a total financing from Infinite Acquisitions of $80.0 million (reflecting the full $60.0 million which was funded pursuant to the Subscription Agreement and the full $20.0 million committed under the Subsequent Subscription Agreement). As of April 30, 2025, Infinite Acquisitions had not funded such commitment.

Company Member Lock-Up Agreement

Concurrently with the execution of the Merger Agreement, on July 11, 2022, Infinite Acquisitions, Katmandu Ventures, and CilMar (the “Stockholder Parties”), Falcon’s Opco, the Company and FAST II entered into a lock-up agreement (the “Company Member Lock-Up Agreement”) pursuant to which the Stockholder Parties agreed to lock-up certain of their shares and units received in connection with the Business Combination and any shares of Class A Common Stock received after the Business Combination until the earlier of (i) April 3, 2024 and (ii) subsequent to the Business Combination, the date on which volume weighted average closing sale price of the Class A Common Stock on Nasdaq (or the exchange on which the shares of Class A Common Stock are then listed) equals or exceeds $12.00 per share for any 20 trading days within any 30-consecutive trading day period (commencing at least 150 days after October 6, 2023) (such period, as applicable, the “Company Member Lock-Up Period”).

The Company Member Lock-Up Period expired on April 3, 2024.

Indemnification; Indemnification Agreements

Our Certificate of Incorporation requires that we indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to certain exceptions contained in our Certificate of Incorporation.

We also entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under Delaware law, subject to certain exceptions contained in those agreements.

Related Person Transactions Policy

We have adopted a formal written policy that sets forth the policies and procedures for the review and approval or ratification of transactions with related persons (the “Related Person Transaction Policy”). The Related Person Transaction Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related party had, has or will have a direct or indirect material interest.

The Related Person Transaction Policy requires the review and approval of any such transactions with related persons by the Audit Committee (or disinterested members of the Board), and also requires that the Compensation Committee approve any employment relationship or transaction involving an executive officer of the Company and any related compensation. As part of this review, the Related Person Transaction Policy requires a review of all relevant facts and circumstances, including without limitation:

•
the importance and fairness of the transaction both to the Company and to the Related Person;
•
the business rationale for engaging in the transaction;
•
whether the transaction would likely impair the judgment of a director or executive officer to act in the best interests of the Company and its shareholders;
•
whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-Related Persons, if any; and
•
any other matters that management or the Committee or disinterested directors, as applicable, deem appropriate.

The Audit Committee or disinterested directors, as applicable, will not approve a Related Person Transaction unless it shall have determined in good faith that, upon consideration of all relevant information, the Related Person Transaction is in, or is not inconsistent with, the best interests of the Company and its shareholders. In circumstances where advance Audit Committee approval of a Related Person Transaction is or was not feasible:

•
if the Company has not yet entered into the Related Person Transaction, the Company may enter into the Related Person Transaction with the approval of the Chair of the Audit Committee, subject to ratification of the Related Person Transaction by the Audit Committee at its next regularly scheduled meeting;
•
if the Company has already entered into the Related Person Transaction pursuant to approval by an appropriate member of management, the Audit Committee will consider the transaction at its next meeting to determine if ratification, amendment or termination of the transaction and/or any further action is appropriate.

The related party transactions described in this Annual Report entered into before the consummation of the Business Combination on October 6, 2023 were entered into prior to the adoption of our written related party transactions policy, but all were approved by board of Falcon’s Opco (or the applicable predecessor governing body) or the Board, as applicable, considering similar factors to those described above.

Director Independence

The rules of the Nasdaq Stock Market require that independent directors comprise a majority of our Board. Under the rules of Nasdaq, a director will only qualify as an “independent director” if in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Sandy Beall, Jarrett T. Bostwick and Gino P. Lucadamo do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq Listing Rules. In making these determinations, our Board considered the relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2024 and 2023 by Deloitte & Touche LLP:

	2024	2023
Audit Fees(1)	$2,813,945.00	$5,552,541.00
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	107,488.00
All Other Fees(4)	—	499,026.00
Total:	$2,813,945.00	$6,159,055.00

(1)
Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements; for reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for the audits and reviews of certain of our subsidiaries and affiliates; for the reviews of registration statements; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees for 2023 have been increased by $835,406.00 from prior year disclosure reported on Form 14-A on April 29, 2024 to reflect fees billed subsequent to the filing date.
(2)
Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of the audit or review of our consolidated financial statements and that are not reported under the heading “Audit Fees” above. These services include any due diligence related to transactions and consultation concerning financial accounting and reporting standards.
(3)
Tax Fees represent the aggregate fees billed for any tax compliance, tax advice, and tax planning services.
(4)
All Other Fees represent fees billed for all other services.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.4*	Description of Securities (incorporated by reference to Exhibit 4.4 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 3, 2025).
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.33

Fourth Amendment to the Loan Agreement, dated as of April 16, 2025, by and among Falcon’s Beyond Global LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

10.34

Loan Agreement, dated as of April 9, 2024, entered into by and among Falcon’s Beyond Global, LLC and Universal Kat Holdings, LLC (incorporated by reference to Exhibit 10.2 to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 15, 2024).

10.35

First Amendment to Loan Agreement, dated June 14, 2024, by and among Falcon’s Beyond Global LLC and Universal Kat Holdings, LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.36

Second Amendment to Loan Agreement, dated as of October 18, 2024, by and among Falcon’s Beyond Global LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2024).

10.37

Third Amendment to Loan Agreement, dated as of November 27, 2024, by and among Falcon’s Beyond Global LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on November 27, 2024).

10.38

Fourth Amendment to the Loan Agreement, dated as of April 16, 2025, by and among Falcon’s Beyond Global LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

10.39

Amended and Restated Credit Agreement, between Falcon’s Beyond Global, LLC and Infinite Acquisitions Partners LLC, effective as of September 30, 2024 (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on October 24, 2024).

10.40

Loan Agreement, dated as of September 30, 2024, by and between Katmandu Group, LLC and Infinite Acquisitions Partners LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on October 24, 2024).

19.1*	Insider Trading Compliance Policy
21.1	List of Subsidiaries of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-275243) filed November 1, 2023.)
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 3, 2025).

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 3, 2025).

31.3***

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 3, 2025).

32.2**

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 3, 2025).

Exhibit Number	Description
97.1	Clawback Policy of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 97.1 to Falcon’s Beyond Global, Inc.’s Annual Report on Form 10-K filed on April 29, 2024)
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104**	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

* Previously filed.

** Previously furnished.

*** Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FALCON’S BEYOND GLOBAL, INC.

Dated: April 30, 2025
	By:	/s/ Cecil D. Magpuri
	Name:	Cecil D. Magpuri
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)