Form 10-Q
period 2025-03-31
Falcon's Beyond Global, Inc.
filed 2025-05-15
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549s

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, a total of 37,226,927 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 83,814,187 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

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
•
Our Warrants may be delisted from Nasdaq.
•
The Demerau family controls over 65% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
•
Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

•
We may not be able to realize the anticipated benefits of the acquisition of Oceaneering Engineering Services.
•
We may not be able to mitigate the risks related to legacy Oceaneering Engineering Services products and our ability to service such products.
•
The risk that the OES acquisition, integration of the OES personnel we hired, and efforts to grow Falcon’s Attractions disrupts our other operations.
•
We may not be able to grow current and future potential customer relationships for Oceaneering Engineering Services products.

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 10 - Commitments and Contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($285 and $282 restricted cash as of March 31, 2025 and December 31, 2024, respectively)	$1,108	$825
Accounts receivable ($625 and $1,713 related party as of March 31, 2025 and December 31, 2024, respectively)	628	1,716
Contract assets	86	—
Other current assets	834	1,593
Total current assets	2,656	4,134
Investments and advances to equity method investments	53,454	56,560
Property and equipment, net	110	24
Other non-current assets	500	513
Total assets	$56,720	$61,231

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($2,157 and $1,669 related party as of March 31, 2025 and December 31, 2024, respectively)	$9,519	$9,540
Accrued expenses and other current liabilities ($736 and $660 related party as of March 31, 2025 and December 31, 2024, respectively)	32,195	25,870
Short term debt	8,471	8,471
Current portion of long-term debt ($904 related party as of March 31, 2025 and December 31, 2024)	1,917	1,759
Total current liabilities	52,102	45,640
Long-term debt, net of current portion ($28,895 and $28,904 related party as of March 31, 2025 and December 31, 2024, respectively)	30,565	30,977
Warrant liabilities	—	4,711
Total liabilities	82,667	81,328

Commitments and contingencies – Note 10

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 36,226,927 issued and outstanding at March 31, 2025 and 36,106,345 shares were issued and outstanding as of December 31, 2024)	3	3
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 44,814,187 issued and outstanding at March 31, 2025 and 44,815,937 shares were issued and outstanding as of December 31, 2024)	5	5
Additional paid-in capital	38,753	37,808
Accumulated deficit	(50,153)	(46,538)
Accumulated other comprehensive loss	(205)	(243)
Total deficit attributable to common stockholders	(11,597)	(8,965)
Non-controlling interest	(14,350)	(11,132)
Total deficit	(25,947)	(20,097)
Total liabilities and equity	$56,720	$61,231

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Revenue ($1,623 and $1,516 related party for the three months ended March 31, 2025 and 2024, respectively)	$1,708	$1,516
Operating expenses:
Project design and build expense	106	—
Selling, general and administrative expense ($25 and $0 related party for the three months ended March 31, 2025 and 2024, respectively)	6,298	6,793
Transaction expenses	1,521	7
Credit loss expense ($0 and $12 related party for the three months ended March 31, 2025 and 2024, respectively)	—	12
Research and development expense ($118 and $16 related party for the year ended March 31, 2025 and 2023, respectively)	118	16
Depreciation and amortization expense	4	1
Total operating expenses	8,047	6,829
Loss from operations	(6,339)	(5,313)
Share of (loss) gain from equity method investments	(4,063)	1,154
Interest expense ($(569) and $(205) related party for the three months ended March 31, 2025 and 2024, respectively)	(1,332)	(269)
Interest income	3	3
Change in fair value of warrant liabilities	2,886	208
Change in fair value of earnout liabilities	—	118,615
Foreign exchange transaction gain (loss)	752	(375)
Net (loss) income before taxes	$(8,093)	$114,023
Income tax benefit	1	1
Net (loss) income	$(8,092)	$114,024
Net (loss) income attributable to noncontrolling interest	(4,477)	96,855
Net (loss) income attributable to common stockholders	(3,615)	17,169

Net (loss) income per share
Net (loss) income per share, basic	(0.10)	1.59
Net (loss) income per share, diluted	(0.13)	1.27
Weighted average shares outstanding, basic	37,322,177	10,825,824
Weighted average shares outstanding, diluted	37,509,127	11,050,824

Other Comprehensive (loss) income:
Net (loss) income	$(8,092)	$114,024
Foreign currency translation income	85	4
Total other comprehensive income	85	4
Total comprehensive (loss) income	$(8,007)	$114,028
Comprehensive (loss) income attributable to noncontrolling interest	(4,430)	96,858
Total Comprehensive (loss) income attributable to common stockholders	$(3,577)	$17,170

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net (loss) income	$(8,092)	$114,024
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4	1
Foreign exchange transaction (gain) loss	(752)	375
Share of loss (gain) from equity method investments	4,063	(1,154)
Credit loss expense ($0 and $12 related party for the three months ended March 31, 2025 and 2024, respectively)	—	12
Change in fair value of earnouts	—	(118,615)
Change in fair value of warrants	(2,886)	(208)
Share based compensation expense	531	346
Loss on sale of equipment	—	2
Changes in assets and liabilities:
Accounts receivable ($1,088 and $(1,174) related party for the three months ended March 31, 2025 and 2024, respectively)	1,098	(1,133)
Contract assets	(86)	—
Deferred transaction costs	588	—
Other current assets	172	73
Other non-current assets	13	(58)
Accounts payable ($488 and $241 related party for the three months ended March 31, 2025 and 2024 respectively)	(30)	2,669
Accrued expenses and other current liabilities ($76 and $33 related party for the three months ended March 31, 2025 and 2024 respectively)	6,322	(102)
Net cash provided by (used in) operating activities	945	(3,768)
Cash flows from investing activities
Purchase of property and equipment	(92)	(4)
Proceeds from sale of equipment	2	2
Investments and advances to unconsolidated joint ventures	—	(2,094)
Net cash used in investing activities	(90)	(2,096)
Cash flows from financing activities
Proceeds from debt – related party	—	7,221
Proceeds from debt – third party	—	1,250
Repayment of debt – related party	—	(1,182)
Repayment of debt – third party	(393)	(427)
Proceeds from related party credit facilities	1,248	4,650
Repayment of related party credit facilities	(1,257)	(5,392)
Proceeds from exercised warrants	—	111
Proceeds from RSUs issued to affiliates	198	—
Settlement of RSUs	(397)	—
Net cash (used in) provided by financing activities	(601)	6,231
Net increase in cash and cash equivalents	254	367
Foreign exchange impact on cash	29	11
Cash and cash equivalents – beginning of period	825	672
Cash and cash equivalents at end of period	$1,108	$1,050
Supplemental disclosures:
Cash paid for interest	$424	$207
Non-cash activities:
Conversion of warrants to common shares, Class A	—	7,137
Conversion of Class B Common Stock to Class A Common Stock	18	14,733
Reclassification of warrants to equity	1,825	—

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total deficit attributable to common	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	deficit
December 31, 2023	9,445,972	$1	62,440,940	$6	$11,699	$(216)	$(68,595)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	9,126	—	—	—	(7,137)	—	—	(7,137)	7,230	93
Conversion of Class B common stock to Class A common stock	2,400,000	—	(2,400,000)	—	(14,733)	—	—	(14,733)	14,733	—
RSU issuances	—	—	—	—	85	—	—	85	482	567
Net income	—	—	—	—	—	—	17,169	17,169	96,855	114,024
Foreign currency translation gain	—	—	—	—	—	1	—	1	3	4
March 31, 2024	11,855,098	$1	60,040,940	$6	$(10,086)	$(215)	$(51,426)	$(61,720)	$(312,586)	$(374,306)

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total deficit attributable to common	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	deficit
December 31, 2024	36,106,345	3	44,815,937	5	37,808	(243)	(46,538)	(8,965)	(11,132)	(20,097)
Conversion of Class B common stock to Class A common stock	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity	—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	118,832	—	—	—	148	—	—	148	184	332
Net loss	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain	—	—	—	—	—	38	—	38	47	85
March 31, 2025	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands of U.S. dollars, unless otherwise stated)

1.
Description of business and basis of presentation

Merger with FAST II

Falcon’s Beyond Global, Inc., a Delaware corporation (“Pubco”, “FBG”, or the “Company”), entered into an Amended and Restated Agreement and Plan of Merger, dated as of September 1, 2023 (the “Merger Agreement”), by and among Pubco, FAST Acquisition Corp. II, a Delaware corporation (“FAST II”), Falcon’s Beyond Global, LLC, a Delaware limited liability company (“Falcon’s Opco”), and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Merger Sub”).

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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled at March 31, 2025. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from the amounts accrued.

Nature of Operations

The Company operates at the intersection of content, technology, and experiences. We aim to engage, inspire and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through four operating segments. Our three business lines feed into each other to accelerate our growth strategy: (i) Falcon’s Creative Group, LLC (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) Falcon’s Beyond Destinations develops a diverse range of entertainment experiences using both owned and third-party licensed intellectual property, consisting of Producciones de Parques, S.L. (“PDP”), and Destinations Operations, which develops a diverse range of entertainment experiences using both Company owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) Falcon’s Beyond Brands brings brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

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

The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive loss (income).

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

The unaudited condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s Annual Report. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

Principles of Consolidation

The non-controlling interest represents the membership interest in Falcon’s Opco held by holders other than the Company.

The results of operations attributable to the non-controlling interest are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income, and the non-controlling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities, and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $6.3 million for the three months ended March 31, 2025, accumulated deficit attributable to common stockholders of $50.2 million as of March 31, 2025. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 10 – Commitments and contingencies.

The Company’s development plans, and investments have been funded by a combination of cash flows from operations, debt and committed equity contributions from its stockholders and third parties, and the Company is reliant upon its stockholders and third parties to obtain additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of March 31, 2025 and December 31, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. The Company has a working capital deficiency of $(39.1) million which excludes $10.4 million of debt that is maturing in the next 12 months as of March 31, 2025. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and to fund ongoing operations. There can be no assurance that the additional debt or equity raises, if completed, in combination with remaining commitments that are available on existing credit facilities, will provide the necessary funding for the next twelve months from the date these unaudited condensed consolidated financial statements will be issued. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Falcon’s Creative Group segment has significant revenue concentration associated with a few customers. The Falcon’s Creative Group segment is now comprised of the Company’s retained equity method investment in FCG. FCG revenue depends on two customers, QIC and New Murabba. FCG had one customer, QIC, with revenues greater than 10% of total revenue, $5.9 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively.

The Company had one customer with revenue greater than 10% of total revenue for the three months ended March 31, 2025 in the amount of $1.6 million (95% of total revenue).

The Company had one customer with revenue greater than 10% of total revenue for the three months ended March 31, 2024 in the amount of $1.5 million (100% of total revenue).

Accounts receivable balances with this customer totaled $0.3 million (52% of total Accounts receivable) and $1.4 million (83% of total Accounts receivable) as of March 31, 2025 and December 31, 2024, respectively.

Revenue recognition

Attraction maintenance services

The Company's Falcon Beyond Brands segment provides attraction maintenance services to its customers on a time and material basis. The Company recognizes revenue related to these services using the right to invoice practical expedient.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted this ASU as of March 31, 2025 and had no material impact to the condensed consolidated financial statements.

Recently issued accounting standards not yet adopted as of March 31, 2025

On December 14, 2023, the FASB issued Accounting Standards Update 2023-09, "Improvements to Income Tax Disclosures (ASU 2023-09)," which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)". The amendments in this Update require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of ASU 2024-03.

3.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended
	March 31, 2025	March 31, 2024
Services transferred over time:
Shared services	$1,622	$1,516
Attraction sales and services	86	—
	$1,708	$1,516

Accounts receivable, net consisted of:

	As of
	March 31, 2025	December 31, 2024
Related party	$625	$1,713
Other	3	3
	$628	$1,716

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Three months ended
	March 31, 2025	March 31, 2024
USA	$1,708	$1,516
	$1,708	$1,516

4.
Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)
Falcon’s Creative Group

QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), holds 25% of FCG's equity interest in the form of preferred units (the "Strategic Investment"), and the Company, holds the remaining 75% of the equity interest in the form of common units. FCG's amended and restated limited liability company agreement (“LLCA”) includes QIC as a member and provides QIC with certain consent, priority and preemptive rights.

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

The Company and FCG are part of an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement.

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates a hotel resort and theme park located in Mallorca, Spain and a hotel located at Tenerife in the Canary Islands.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partners are committed to funding non-interest-bearing advances of $9.0 million (HKD 69.7 million) each, over a three-year period. As of March 31, 2025, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of March 31, 2025.

iv)
Sierra Parima

Sierra Parima is an equity method investment with Meliá Group focused on the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. The Sierra Parima Katmandu Park closed in March 2024 following financial, operational, and infrastructure challenges. As of December 31, 2023, the equity investment in Sierra Parima was deemed to be other-than-temporarily impaired, and therefore, it is not included in the tables below.

Investments and advances to equity method investments consisted of:

	As of
	March 31, 2025	December 31, 2024
FCG	$20,457	$25,028
PDP	25,831	24,400
Karnival	7,166	7,132
	$53,454	$56,560

Share of (loss) income from equity method investments consisted of:

	Three months ended
	March 31, 2025	March 31, 2024
FCG	$(4,571)	$533
PDP	474	534
Karnival	34	87
	$(4,063)	$1,154

Share of (loss) income from FCG consisted of:

	Three months ended
	March 31, 2025	March 31, 2024
Share of FCG net (loss) income	$(2,977)	$1,803
Preferred unit dividend accretion	(768)	(444)
Basis difference amortization	(826)	(826)
	$(4,571)	$533

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of March 31, 2025
	FCG	PDP	Karnival
Current assets	$26,412	$14,686	$11,912
Non-current assets	28,169	81,515	4,836
Current liabilities	16,305	15,109	15,516
Non-current liabilities	6,177	29,430	—

	As of December 31, 2024
	FCG	PDP	Karnival
Current assets	$30,094	$13,270	$11,862
Non-current assets	28,502	79,092	4,843
Current liabilities	17,444	14,720	15,539
Non-current liabilities	6,076	28,843	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG and PDP consisted of:

	As of March 31, 2025		As of December 31, 2024
	FCG	PDP	FCG	PDP
Assets	$21,485	$819	$28,608	$870
Liabilities	1,108	2,813	2,293	2,480

Assets comprise primarily of accounts receivable, contract assets and other current assets. Liabilities comprise primarily of accounts payable and accrued expenses and other current liabilities and contract liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	Three months ended March 31, 2025
	FCG	PDP	Karnival
Total revenues	$6,271	$7,222	$—
(Loss) income from operations	(2,824)	1,589	—
Net (loss) income	(2,977)	948	68

	Three months ended March 31, 2024
	FCG	PDP	Karnival
Total revenues	$14,927	$7,455	$—
Income from operations	1,579	1,330	—
Net income	1,803	954	178

Related party activity for FCG and PDP consisted of:

	Three months ended
	March 31, 2025		March 31, 2024
	FCG	PDP	FCG	PDP
Total revenues	$6,064	$9	$14,756	$21
Total expenses	1,820	1,003	82	992

5.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2025	December 31, 2024
Audit and professional fees	$22,556	$20,696
Short term advance	3,000	—
Excise tax payable on FAST II stock redemptions	2,211	2,211
Accrued payroll and related expenses	2,171	1,461
Accrued interest	1,928	1,117
Demand note payable	50	50
Other	279	335
	$32,195	$25,870

6.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of March 31, 2025		As of December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
$14.77 Term Loan – related party (due September 30, 2034)	$14,765	8.00%	$14,765	8.00%
$15 million revolving credit arrangement-related party (due September 30, 2034)	14,130	7.44%	14,140	4.09%
$7.22 million term loan – related party (due May 16, 2025)	7,221	11.75%	7,221	9.34%
€7 million term loan (due April 2027)	3,137	4.79%	3,299	5.66%
$1.25 million term loan – (due May 16, 2025)	1,250	11.75%	1,250	9.35%
€1.5 million term loan (due April 2026)	450	1.70%	532	1.70%
	40,953		41,207	—
Less: Current portion of long-term debt and short term debt	(10,388)		(10,230)	—
	$30,565		$30,977	—

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15 million revolving credit arrangement as of March 31, 2025 was $2.8 million, $11.1 million, and $10.5 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15 million revolving credit arrangement as of December 31, 2024 was $3.1 million, $12.0 million, and $11.4 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

As of March 31, 2025, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity

$15 million revolving credit arrangement (due September 30, 2034)	$870

$15 million revolving credit arrangement

The Company has a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. The arrangement matures on September 30, 2034 and has an interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

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

$1.25 million term loan

Falcon's Opco has a one-year $1.25 million term loan with FAST Sponsor II, LLC (“FAST II Sponsor”). The loan bears interest at 11.75% per annum. Interest and principal payments were due February 28, 2025. The loan also required an additional payment of $0.5 million if the loan is not paid off by the due date. As of March 31, 2025, we have accrued interest and the additional $0.5 million commitment in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. During April 2025, Falcon's Opco entered into the fourth loan amendment with FAST II Sponsor to amend the maturity date to May 16, 2025.

$7.22 million term loan

Falcon's Opco has a one-year $7.22 million term loan with FAST II Sponsor for $6.3 million and with Katmandu Ventures, LLC (“Katmandu Ventures”) for $0.9 million. The loan bears interest at 11.75% per annum. Interest and principal payments were due February 28, 2025. During April 2025, Falcon's Opco entered into the fourth loan amendment with FAST II Sponsor and Katmandu Ventures to amend the maturity date to May 16, 2025.

$14.77 million term loan

The Company has a ten-year $14.77 million term loan with Infinite Acquisitions. The loan matures on September 30, 2034 and bears interest at 8.00% per annum. Payments are interest only through September 2029, thereafter, principal and interest is payable quarterly in arrears.

7.
Related party transactions

Accounts Receivable

The Company has a receivable from PDP for $0.3 million as of March 31, 2025 and December 31, 2024.

Accounts Payable

The Company reimburses certain audit and professional fees on behalf of PDP and Sierra Parima. There were $1.4 million unreimbursed audit and professional fees as of March 31, 2025 and December 31, 2024 related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0 and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions. These loans had $0.5 million accrued interest as of March 31, 2025, and December 31, 2024. Loans with Katmandu Ventures, LLC had accrued interest of $0.1 million as of March 31, 2025, and December 31, 2024. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

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

Intercompany Services Agreement between FCG and the Company

There was a $0 and $0.7 million accounts receivable balance outstanding as of March 31, 2025 and December 31, 2024 related to the Intercompany Services Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG. The Company recognized $1.6 million and $1.5 million revenue related to services provided to FCG for the three months ended March 31, 2025 and 2024, respectively.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.4 million and $0.2 million related to these services as of March 31, 2025, and December 31, 2024, respectively. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $0.1 million in accounts payable and $0.7 million in accounts receivable to and from FCG related to reimbursable costs as of March 31, 2025 and December 31, 2024, respectively.

Subscription agreement with Infinite Acquisitions

Infinite Acquisitions irrevocably committed to invest $12.8 million in the Company. As of March 31, 2025, Infinite Acquisitions has not met its commitment.

8.
Income taxes

The tax provisions for the three months ended March 31, 2025, and 2024 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three months ended March 31, 2025 and 2024. The Company paid no income taxes for the three months ended March 31, 2025 and 2024, respectively.

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

10.
Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim moved to dismiss the counterclaims, and the Company opposed that motion. On April 11, 2025, the Company’s allegations for breach of contract were sufficient to maintain a claim against Guggenheim and the remainder of the Company’s counterclaims were dismissed with leave to replead. On May 5, 2025, the Company filed amended counterclaims against Guggenheim. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of March 31, 2025 and December 31, 2024, within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company’s counterclaims.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2025, and December 31, 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — The Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. As of March 31, 2025, the Company paid the $0.3 million development fee for one location. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2026 onward.

As of February 24, 2023, the Company has entered into a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of minimum $0.1 million per year for the years 2024 through 2032.

As of March 31, 2025, the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million).

11.
Segment information

The Company has four reportable operating segments, Falcon’s Creative Group, PDP, Destinations Operations and Falcon’s Beyond Brands. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segments' (loss) income from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. Segment (loss) income from operations include costs directly attributable to the segment including project design and build expenses, selling, general and administrative expenses, research and development expenses, and the share of (loss) or gain from equity method investments, excluding impairments. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment (loss) income from operations and the Company’s unaudited condensed consolidated financial statement results.

FCG provides master planning, media, interactive and audio production, project management, experiential technology and attraction hardware development services and attraction hardware sales on a work-for-hire model. For the purpose of assessing financial performance and making resource allocation decisions, the CODM reviews full FCG results as if FCG was consolidated, instead of only the share of FCG's equity method (loss) or gain. To reconcile total segment revenue to the Company's total consolidated revenue, FCG's segment revenue is eliminated. To reconcile Segment (loss) income from operations to the Company's consolidated net (loss) income before taxes, FCG's Segment (loss) income from operations is eliminated and the Company's share of FCG's equity method (loss) or gain is added. Prior quarter segment results for FCG have been recast to show FCG segment results on a comparable basis, as if it had been consolidated by the Company for the entire quarter.

PDP develops, owns and operates hotels, theme parks and retail, dining and entertainment venues. Destinations Operations provides development and management services for themed entertainment to PDP and new development opportunities, including our investment in Karnival. The Company collectively refers to the Destinations Operations, PDP as Falcon’s Beyond Destinations. Falcon’s Beyond Brands, which is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended March 31, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$6,271	$—	$—	$86	$6,357

Reconciliation of revenue
Revenue corporate unallocated					1,622
Revenue FCG					(6,271)
Total consolidated revenue					1,708

Project design and build expense	(5,395)	(15)	—	(91)
Selling, general and administrative	(3,368)	(281)	—	(1,407)
Research and development expense	—	(118)	—	—
Share of gain from equity method investments, excluding impairments	—	34	474	—
Segment (loss) income from operations	(2,492)	(380)	474	(1,412)	(3,810)

	Three months ended March 31, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$14,927	$(2)	$—	$—	$14,925

Reconciliation of revenue
Revenue corporate unallocated					1,518
Revenue FCG					(14,927)
Total consolidated revenue					1,516

Project design and build expense	(9,539)	—	—	—
Selling, general and administrative	(3,480)	(483)	—	(663)
Research and development expense	—	(16)	—	—
Share of gain from equity method investments, excluding impairments	—	87	534	—
Segment income (loss) from operations	1,908	(414)	534	(663)	1,365

A reconciliation of segment loss from operations to net (loss) income before taxes is as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Segment (loss) gain from operations	$(3,810)	$1,365
Unallocated corporate overhead	(2,988)	(4,129)
Elimination FCG segment loss (income) from operations	2,492	(1,908)
Share of (loss) income from FCG	(4,571)	533
Transaction expenses	(1,521)	(7)
Credit loss expense	—	(12)
Depreciation and amortization expense	(4)	(1)
Interest expense	(1,332)	(269)
Interest income	3	3
Change in fair value of warrant liabilities	2,886	208
Change in fair value of earnout liabilities	—	118,615
Foreign exchange transaction gain (loss)	752	(375)
Net (loss) income before taxes	$(8,093)	$114,023

12.
Fair value measurement

Assets and liabilities measured at fair value on a recurring basis are comprised of:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	4,711	—	—	4,711
	$4,711	$—	$—	$4,711

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy.

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the period presented.

13.
Equity and net loss (income) per share

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

Preferred Stock

There are no outstanding shares of preferred stock as of March 31, 2025, or December 31, 2024.

On September 30, 2024, the Company’s board of directors declared a stock dividend of 0.2 shares of Class A common stock per share of Class A common stock outstanding, paid on December 17, 2024, to stockholders of record as of December 10, 2024 (the “Stock Dividend”). Additionally, as a result of the Stock Dividend, holders of the Company’s Class B common stock received a stock dividend of 0.2 shares of Class B common stock per share of Class B common stock outstanding, and the Falcon’s Beyond Global, LLC common units that are issued and outstanding were adjusted to reflect the same economic equivalent of the Stock Dividend. Outstanding warrants, restricted stock units (“RSUs”) and other equity awards were similarly adjusted in accordance with their terms. All references in the unaudited condensed consolidated financial statements to per share amounts, the number Class A and Class B shares issued and outstanding, outstanding warrants, RSUs, and other equity awards have been adjusted to reflect the Stock Dividend on a retroactive basis.

The weighted average shares of common stock outstanding used to determine the Company’s Net (loss) income per share reflects the retroactive treatment of the Stock Dividend, in addition to the following:

	Three months ended
(amounts in thousands, except number of shares and amount per share)	March 31, 2025	March 31, 2024
Numerator:
Net (loss) income	$(8,092)	$114,024
Net (loss) income attributable to noncontrolling interests	(4,415)	96,855

Net (loss) income available to Class A common stockholders	(3,677)	17,169
Adjustment for dilutive warrants	(1,325)	—
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	—	(3,083)
Dilutive net (loss) income attributable to Class A common stockholders	$(5,002)	$14,086
Denominator:
Weighted average Class A common stock outstanding - basic	37,322,177	10,825,824
Adjustment for dilutive warrants	186,950	—
Adjustment for dilutive Class A earnout shares	—	225,000
Weighted average Class A common stock outstanding – diluted	37,509,127	11,050,824

Net (loss) income per Class A common share - basic:	(0.10)	1.59
Net (loss) income per Class A common share – diluted:	(0.13)	1.27

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

	Three months ended
	March 31, 2025	March 31, 2024
Class A earnout shares	1,000,000	2,100,000
Class B earnout shares	39,000,000	81,900,000
Warrants to purchase common stock	—	5,198,420
RSUs	1,115,929	1,117,724

14.
Stock warrants

Prior to January 14, 2025, the warrants were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the Warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per Warrant, on October 6, 2028. The Warrants will not be exercisable and the holders of the Warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

The remaining warrants meet the requirements for equity classification after the amendment. The Company adjusted the fair value of the warrants a final time on January 14, 2025, immediately prior to the amendment effective date. The total adjusted liability balance was reclassified into equity on January 14, 2025. After the reclassification to equity, the warrants do not require subsequent fair value measurement.

As of March 31, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

15.
Earnouts

Prior to September 30, 2024, the earnout shares were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets.

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

16.
Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which 1,115,929 RSUs are outstanding. Each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

Restricted Stock Units
Nonvested at January 1, 2025	1,077,498
Granted	62,000
Forfeited	(8,569)
Vested	(15,000)
Nonvested shares outstanding at March 31, 2025	1,115,929
Vested shares outstanding at March 31, 2025	—

The RSUs under the Plan generally vest over a six-month to five year period following the date of grant.

The RSUs granted under the Plan on February 7, 2025 vest one-third each year following the grant date.

The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant.

The Company recognized stock-based compensation expense of $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The $0.2 million and $0.2 million compensation cost for RSU’s granted to FCG employees for the three months ended March 31, 2025 and 2024, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of March 31, 2025 and December 31, 2024, stock-based compensation expense not yet recognized relating to nonvested awards was $9.6 million and $10.0 million, respectively, of which $3.1 million and $3.4 million relates to compensation cost for RSU’s granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

17.
Subsequent events

The Company has evaluated subsequent events through May 15, 2025 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the following:

During April 2025, Falcon's Opco entered into the fourth term loan amendment with FAST II Sponsor to amend the maturity date of its $1.25 million term loan to May 16, 2025.

During April 2025, Falcon's Opco entered into the fourth term loan amendment with FAST II Sponsor and Katmandu Ventures to amend the maturity date of its $7.22 million term loan to May 16, 2025.

The Company repaid $0.1 million net pursuant to the revolving credit arrangement with Infinite Acquisitions.

On May 9th, 2025, the Company purchased a certain tangible assets and portfolio of intellectual property, including patented technologies, proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International Inc. (“OII”) for $1.5 million. The Company also assumed the lease for a 106,000+ square-foot facility to be utilized by the Falcon’s Beyond Brands division for research, development, manufacturing, and integration of attraction sales and services. The Company has an option to acquire vehicle inventory and lifting assets on or before July 23, 2025, for an additional $7.5 million (“the Option”). If the Company chooses not to exercise the Option, the Company is required to pay an additional $0.5 million on expiry of the Option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three months ended March 31, 2025, and 2024, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

The Company operates at the intersection of three potential high-growth business opportunities: content, technology, and experiences. We create immersive entertainment experiences by designing theme parks, developing engaging content, and bringing brands to life through innovative storytelling and technology. We aim to engage, inspire, and entertain people through our creativity and innovation, and to connect people with brands, with each other, and with themselves through the combination of digital and physical experiences. At the core of our business is brand creation and optimization, facilitated by our multi-disciplinary creative teams. The Company has three business divisions, which are conducted through four operating segments.

Our business divisions complement each other as we pursue our growth strategy: (i) the Company’s Falcon’s Creative Group division (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) the Company’s Falcon’s Beyond Destinations division (“FBD”), consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops a diverse range of entertainment experiences using both Falcon’s owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) the Company’s Falcon’s Beyond Brands division (“FBB”) endeavors to bring brands and intellectual property to life through animation, movies, licensing and merchandising, gaming, as well as ride and technology sales.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the three months ended March 31, 2025 and 2024.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, and an accumulated deficit for the three months ended March 31, 2025. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of cash flows from operations, debt and committed equity contributions from its stockholders, and the Company is reliant upon distributions from equity method investments, its stockholders, and third parties for obtaining additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. As of March 31, 2025, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. As of March 31, 2025, the Company has a working capital deficiency of $(39.1) million which excludes debt maturing in the next 12 months. Additionally, the Company has $10.4 million in debt that is maturing in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and to fund ongoing operations. There can be no assurance that additional capital or financing raises, if completed, will provide the necessary funding for the next twelve months from the date of this Quarterly Report. This Quarterly Report does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

The following table summarizes our results of operations for the following periods:

	Three months ended
	March 31, 2025	March 31, 2024
Revenue	$1,708	$1,516
Expenses:
Project design and build expense	106	—
Selling, general and administrative expense	6,298	6,793
Transaction expenses	1,521	7
Credit loss expense	—	12
Research and development	118	16
Depreciation and amortization expense	4	1
Loss from operations	(6,339)	(5,313)
Share of (loss) gain from equity method investments	(4,063)	1,154
Interest expense	(1,332)	(269)
Interest income	3	3
Change in fair value of warrant liabilities	2,886	208
Change in fair value of earnout liabilities	—	118,615
Foreign exchange transaction gain (loss)	752	(375)
Net (loss) income before taxes	$(8,093)	$114,023
Income tax benefit	1	1
Net (loss) income	$(8,092)	$114,024

Revenue

	Three months ended
	March 31, 2025	March 31, 2024
Services transferred over time:
Shared services	$1,622	$1,516
Attraction sales and services	86	—
	$1,708	$1,516

Revenue increased $0.2 million to $1.7 million for the three months ended March 31, 2025, compared to $1.5 million for the three months ended March 31, 2024. The increase was driven by a $0.1 million increase in shared services provided by FBG to FCG and a $0.1 million increase as a result of a new attractions maintenance contract.

Project design and build expense

Project design and build expense was $0.1 million for the three months ended March 31, 2025, as a result of a new attractions maintenance contract.

Selling, general and administrative expense

Selling, general and administrative expense decreased by $0.5 million to $6.3 million for the three months ended March 31, 2025 compared to $6.8 million for the three months ended March 31, 2024. The decrease was primarily related to a $1.8 million decrease in audit fees and professional services fees. The decrease was partially offset by a $0.9 million increase in payroll, payroll taxes, and benefits for shared services headcount to support the expansion of the business, and a $0.4 million increase in office and administrative expenses.

Transaction expenses

The Company incurred $1.5 million transaction expenses for the three months ended March 31, 2025 related to a proposed underwritten offering of the Company's Class A common stock that was not completed.

Research and Development

Research and development was $0.1 million for the three months ended March 31, 2025, compared to $16 thousand for the three months ended March 31, 2024. The increase was primarily attributable to the development of a location based entertainment experience.

Share of gain or loss from equity method investments

	Three months ended
	March 31, 2025	March 31, 2024
PDP	$474	$534
Karnival	34	87
FCG	(4,571)	533
	$(4,063)	$1,154

Share of loss from equity method investments increased $5.3 million to $4.1 million loss for the three months ended March 31, 2025, compared to a $1.2 million income for the three months ended March 31, 2024. The change in loss from equity method investments was driven by:

•
PDP: Share of net income from PDP remained consistent for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Company recognized its 50% share of PDP’s net income.
•
Karnival: Share of net income from Karnival decreased by less than $0.1 million for three months ended March 31, 2025 primarily driven by interest income.
•
FCG: Share of net loss from FCG was $4.6 million for the three months ended March 31, 2025. The Company recognizes 100% of net income, 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG's net loss of $3.0 million for the three months ended March 31, 2025 was increased by adjustments of $1.6 million comprised of $0.8 million in accretion of preference dividend and fees, and $0.8 million in amortization of basis difference.

Interest expense

Interest expense increased by $1.0 million to $1.3 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024 as a result of the increase in outstanding debt and interest rates on both short and long-term debt.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities increased $2.7 million to $2.9 million for three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024 driven by the decrease in the market value of the Warrants for the three months ended March 31, 2025. As of March 31, 2025, all warrants have been reclassified to equity and will not require subsequent fair value measurement. See Note 14 – Stock warrants in the Company’s unaudited condensed consolidated financial statements.

Change in fair value of earnout liability

As of December 31, 2024, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets were reclassified to equity and do not require subsequent fair value measurement. As a result, there was no change in fair value of earnout liabilities incurred three months ended March 31, 2025.

Gain due to change in fair value of earnout liability was $118.6 million for the three months ended March 31, 2024, driven by a decrease in the market price of the Company’s stock between December 31, 2023 and March 31, 2024.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain increased $1.2 million to a $0.8 million gain for the three months ended March 31, 2025, compared to a $(0.4) million loss for the three months ended March 31, 2024. The increase was primarily attributable to the unrealized foreign exchange gain on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar weakened against the Euro during the three months ended March 31, 2025 and strengthened against the Euro during the three months ended March 31, 2024.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended
	March 31, 2025	March 31, 2024
Revenues:
Falcon’s Creative Group	$6,271	$14,927
Destinations Operations	—	(2)
Falcon’s Beyond Brands	86	—
Falcon’s Creative Group deconsolidation	(6,271)	(14,927)
Unallocated corporate revenue	1,622	1,518
Total revenue	1,708	1,516
Segment (loss) income from operations:
Falcon’s Creative Group	(2,492)	1,908
Destinations Operations	(380)	(414)
PDP	474	534
Falcon’s Beyond Brands	(1,412)	(663)
Total segment (loss) income from operations	(3,810)	1,365
Unallocated corporate overhead	(2,988)	(4,129)
Elimination FCG segment loss (income) from operations	2,492	(1,908)
Share of (loss) income from FCG	(4,571)	533
Transaction expense	(1,521)	(7)
Credit loss expense	—	(12)
Depreciation and amortization expense	(4)	(1)
Interest expense	(1,332)	(269)
Interest income	3	3
Change in fair value of warrant liabilities	2,886	208
Change in fair value of earnout liabilities	—	118,615
Foreign exchange transaction gain (loss)	752	(375)
Net (loss) income before taxes	$(8,093)	$114,023
Income tax benefit	1	1
Net (loss) income	$(8,092)	$114,024

Total segment loss from operations increased $5.2 million to a ($3.8) million loss for the three months ended March 31, 2025, compared to $1.4 million income for the three months ended March 31, 2024, due to the following:

•
FCG segment loss for the three months ended March 31, 2025, increased $4.4 million to $(2.5) million loss as compared to income of $1.9 million in the three months ended March 31, 2024, primarily as a result of a decrease in revenues and a decrease in margins on certain current long-term contracts. The net loss was increased by adjustments of $(1.6) million comprised of $(0.8) million in accretion of preference dividend and fees, and $(0.8) million in incremental amortization on the intangible assets on the difference between the Company’s share of net assets measured at fair value and FCG’s carrying value.

FCG recorded revenues of $6.3 million in the three months ended March 31, 2025, representing a decrease of $8.6 million or 58% over the three months ended March 31, 2024 as a result of the timing on certain contracts' performance.

As previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. FCG recognized $4.7 million and $9.8 million in revenue relating to this Dragon Ball consultancy agreement during the three months ended March 31, 2025 and 2024, respectively.

FCG recorded project design and build expense of $5.4 million in three months ended March 31, 2025, representing a decrease of $4.1 million or 43% over the three months ended March 31, 2024 as a result of the decrease in project revenues partially offset by a decline in project gross margins on certain design projects.

FCG recorded operating loss of $(2.8) million, and net loss of $(3.0) million during the three months ended March 31, 2025, compared to an operating income of $1.6 million and net income of $(1.8) million for the three months ended March 31, 2024.

•
Destinations Operations segment loss from operations for the three months ended March 31, 2025, remained consistent compared to the three months ended March 31, 2024.
•
PDP segment income remained consistent for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
•
FBB segment loss from operations for the three months ended March 31, 2025 increased $0.7 million to $(1.4) million compared to $(0.7) million for the three months ended March 31, 2024. The increase is primarily as a result of selling, general and administrative expense increase of $0.7 million in payroll related costs to develop the Destinations Operations division.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (losses) from reportable segments and the Company’s unaudited condensed consolidated financial results. For more information about our Segment Reporting, see Note 11 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with US GAAP. In addition to disclosing financial results prepared in accordance with US GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net (loss) income, determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction expenses related to the business combination, credit loss expense related to the closure of the Sierra Parima Katmandu Park, share of equity method investee’s impairment of fixed assets, impairment of equity method investments, change in fair value of warrant liabilities, change in fair value of earnout liabilities and intangible asset impairment loss.

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

The following table sets forth reconciliations of net loss under US GAAP to Adjusted EBITDA for the following periods:

	Three months ended
	March 31, 2025	March 31, 2024
Net (loss) income	$(8,092)	$114,024
Interest expense	1,332	269
Interest income	(3)	(3)
Income tax benefit	(1)	(1)
Depreciation and amortization expense	4	1
EBITDA	(6,760)	114,290
Transaction expenses	1,521	7
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	—	12
Change in fair value of warrant liabilities	(2,886)	(208)
Change in fair value of earnout liabilities	—	(118,615)
Adjusted EBITDA	$(8,125)	$(4,514)

Adjusted EBITDA loss increased by $3.6 million from $(4.5) million loss to $(8.1) million loss for the three months ended March 31, 2025, primarily driven by an increase of $5.3 million in the share of loss from equity method investments and a decrease of $0.5 million and selling, general, and administrative expense. These increases were partially offset by increases in foreign exchange transaction gain of $1.2 million.

FCG prepares standalone consolidated financial statements in accordance with US GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with US GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net (loss) income, determined in accordance with US GAAP, for the period presented, before net interest and expense, income tax expense and depreciation and amortization.

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

The following table sets forth reconciliations of net (loss) income for FCG under US GAAP to Adjusted EBITDA for the following periods:

	Three months ended
	March 31, 2025	March 31, 2024
Net (loss) income	$(2,977)	$1,803
Interest expense	160	157
Interest income	(2)	(5)
Income tax expense (benefit)	11	(14)
Depreciation and amortization expense	332	330
EBITDA and Adjusted EBITDA	$(2,476)	$2,271

Adjusted EBITDA decreased by $4.7 million from $2.3 million gain to $(2.5) million loss for the three months ended March 31, 2025, primarily driven by a decrease in revenues of $8.6 million; partially offset by a decrease in project design and build expenses of $4.1 million. As of March 31, 2025, the contracted pipeline for FCG was $48.5 million.

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

As of March 31, 2025, our total indebtedness was approximately $41.0 million. We had approximately $1.1 million of cash and $0.9 million available for borrowing under our lines of credit.

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

For the three months ended March 31, 2025, we have operational losses and accumulated deficits that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we have $32.2 million of accrued expenses and other current liabilities, which include $22.6 million of transaction and other related professional fees, $3.0 million short term advance, $2.2 million of excise tax payable on FAST II stock redemptions, $2.2 million of accrued payroll and related expenses, and approximately $2.2 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of March 31, 2025, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong.

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

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of March 31, 2025, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.3 million and $15.7 million, respectively, are not yet settled as of March 31, 2025, and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim moved to dismiss the counterclaims, and the Company opposed that motion. On April 11, 2025, the Company's allegations for breach of contract were sufficient to maintain a claim against Guggenheim and the remainder of the Company's counterclaims were dismissed with leave to replead. On May 5, 2025, the Company filed amended counterclaims against Guggenheim. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of March 31, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company's counterclaims.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions and Katmandu Ventures, LLC (“Katmandu Ventures”). As of March 31, 2025, we have aggregate outstanding balances of $28.9 million and $0.9 million under these financing agreements. The loans with Katmandu ventures were modified on April 16, 2025 to extend the maturity date to May 16, 2025.

For more information regarding our related party transactions, see Note 6 — Long-term debt and borrowing arrangements and Note 7 — Related party transactions in the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Three months ended
	March 31, 2025	March 31, 2024
Cash provided by (used in) operating activities	$945	$(3,768)
Cash used in investing activities	(90)	(2,096)
Cash (used in) provided by financing activities	(601)	6,231

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs and corporate overhead activities.

Cash provided by operating activities for the three months ended March 31, 2025, was $0.9 million compared to $(3.8) million for the three months ended March 31, 2024, representing a $4.7 million decrease in cash used in operating activities due to timing of payments.

Cash Flows from Investing Activities

Our primary investing activities consisted of the purchase and sale of property, plant and equipment. Net cash used in investing activities was $(0.1) million during the three months ended March 31, 2025, compared to $(2.1) million net cash used by investing activities during the three months ended March 31, 2024, primarily related to a decrease of $2.1 million in advances made to unconsolidated joint ventures.

Cash Flows from Financing Activities

Net cash used by financing activities increased to $(0.6) million in the three months ended March 31, 2025, compared to $6.2 million cash provided by financing activities in the three months ended March 31, 2024. The increase consisted primarily of $5.2 million decrease in net proceeds from related party loans and $1.3 million decrease in net repayments on third party loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in the Company’s internal control over financial reporting with respect to the Company’s Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of March 31, 2025.”

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

In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may decide to take additional measures to address control deficiencies or determine to modify our remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, negligence, fraudulent misrepresentation and negligent misrepresentation. Guggenheim moved to dismiss the counterclaims, and the Company opposed that motion. On April 11, 2025, the Company's allegations for breach of contract were sufficient to maintain a claim against Guggenheim and the remainder of the Company's counterclaims were dismissed with leave to replead. On May 5, 2025, the Company filed amended counterclaims against Guggenheim. The case is in its early stages, discovery has commenced, and the Court has set a readiness for trial date for June 28, 2025. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of March 31, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company's counterclaims.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)