Form 10-Q
period 2025-06-30
Falcon's Beyond Global, Inc.
filed 2025-08-14
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, a total of 37,232,805 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 83,814,187 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

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
•
Our growth plans in FCG and FBB may take longer than anticipated or may not be successful.
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
•
The Demerau family controls over 55% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
•
Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

•
We may not be able to realize the anticipated benefits of the acquisition of Oceaneering Engineering Services (“OES”).
•
We may not be able to mitigate the risks related to legacy OES products and our ability to service such products.
•
The risk that the OES acquisition, integration of the OES personnel we hired, and efforts to grow Falcon’s Attractions disrupts our other operations.
•
We may not be able to grow current and future potential customer relationships for OES products.

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 12 - Commitments and Contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of
	(UNAUDITED) June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($277 and $282 restricted cash as of June 30, 2025 and December 31, 2024, respectively)	$26,064	$825
Accounts receivable ($617 and $1,713 related party as of June 30, 2025 and December 31, 2024, respectively)	1,357	1,716
Contract assets	147	—
Other current assets	979	1,593
Total current assets	28,547	4,134
Investments and advances to equity method investments	55,473	56,560
Operating lease right-of-use assets	3,508	—
Property and equipment, net	1,090	24
Other non-current assets	589	513
Total assets	$89,207	$61,231

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($594 and $1,669 related party as of June 30, 2025 and December 31, 2024, respectively)	$10,160	$9,540
Accrued expenses and other current liabilities ($886 and $660 related party as of June 30, 2025 and December 31, 2024, respectively)	26,925	25,870
Short-term advances ($1,500 and $0 related party as of June 30, 2025 and December 31, 2024, respectively)	8,033	—
Operating lease liability, current	420	—
Short-term debt ($904 related party as of June 30, 2025 and December 31, 2024)	8,471	8,471
Long-term debt, current	1,956	1,759
Total current liabilities	55,965	45,640
Operating lease liability, net of current portion	2,141	—
Long-term debt, net of current portion ($28,807 and $28,904 related party as of June 30, 2025 and December 31, 2024, respectively)	30,177	30,977
Warrant liabilities	—	4,711
Total liabilities	88,283	81,328

Commitments and contingencies – Note 12

Stockholders’ equity (deficit)
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 36,232,805 and 36,106,345 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	3	3
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 44,814,187 and 44,815,937 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	38,975	37,808
Accumulated deficit	(38,927)	(46,538)
Accumulated other comprehensive income (loss)	358	(243)
Total equity (deficit) attributable to common stockholders	414	(8,965)
Non-controlling interest	510	(11,132)
Total equity (deficit)	924	(20,097)
Total liabilities and equity	$89,207	$61,231

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue ($1,768, $1,798, $3,391 and $3,314 related party for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively)	$2,549	$1,798	$4,257	$3,314
Operating expenses:
Project design and build expense	431	—	537	—
Selling, general and administrative expense ($21, $0, $45 and $0 related party for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively)	6,644	5,308	12,940	12,101
Transaction (credit) expenses	(3,299)	—	(1,778)	7
Credit loss expense ($0, $0, $0 and $12 related party for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively)	—	—	—	12
Research and development expense ($57, $10, $175 and $26 related party for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively)	83	10	201	26
Depreciation and amortization expense	40	2	44	3
Total operating expenses	3,899	5,320	11,944	12,149
Loss from operations	(1,350)	(3,522)	(7,687)	(8,835)
Share of gain from equity method investments	25,846	1,720	21,783	2,874
Interest expense ($(572), $(235), $(1,141) and $(426) related party for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively)	(841)	(438)	(2,174)	(707)
Interest income	2	3	5	6
Change in fair value of warrant liabilities	—	(2,599)	2,886	(2,391)
Change in fair value of earnout liabilities	—	13,006	—	131,621
Foreign exchange transaction gain (loss)	1,455	(142)	2,207	(517)
Net income before taxes	$25,112	$8,028	$17,020	$122,051
Income tax benefit	—	—	—	1
Net income	$25,112	$8,028	$17,020	$122,052
Net income attributable to noncontrolling interest	13,886	6,794	9,409	103,648
Net income attributable to common stockholders	11,226	1,234	7,611	18,404

Net income per share
Net income per share, basic	0.30	0.10	0.21	1.61
Net income per share, diluted	0.30	0.00	0.17	1.14
Weighted average shares outstanding, basic	37,523,324	12,010,729	37,423,300	11,418,276
Weighted average shares outstanding, diluted	37,525,894	12,079,960	37,521,109	11,677,891

Other Comprehensive income:
Net income	$25,112	$8,028	$17,020	$122,052
Foreign currency translation income (loss)	1,262	(8)	1,347	(4)
Total comprehensive income	$26,374	$8,020	$18,367	$122,048
Comprehensive income attributable to noncontrolling interest	14,585	6,787	10,155	103,645
Total Comprehensive income attributable to common stockholders	$11,789	$1,233	$8,212	$18,403

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income	$17,020	$122,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44	3
Foreign exchange transaction (gain) loss	(2,207)	517
Share of gain from equity method investments	(21,783)	(2,874)
Credit loss expense ($0 and $12 related party for the six months ended June 30, 2025 and 2024, respectively)	—	12
Change in fair value of earnouts	—	(131,621)
Change in fair value of warrants	(2,886)	2,391
Share based compensation expense	848	699
Loss on sale of equipment	—	2
Changes in assets and liabilities:
Accounts receivable ($1,096 and $586 related party for the six months ended June 30, 2025 and 2024, respectively)	392	627
Contract assets	(147)	—
Deferred transaction costs	588	—
Other current assets	92	(18)
Other non-current assets	(4)	(41)
Accounts payable ($(1,075) and $308 related party for the six months ended June 30, 2025 and 2024 respectively)	506	(22)
Accrued expenses and other current liabilities ($227 and $57 related party for the six months ended June 30, 2025 and 2024 respectively)	545	1,888
Operating lease assets and liabilities	33	—
Net cash used in operating activities	(6,959)	(6,385)
Cash flows from investing activities
Purchase of property and equipment	(92)	(5)
Proceeds from sale of equipment	2	—
Distribution from equity method investment PDP	26,955	—
OES Acquisition	(1,632)	—
Net cash provided by (used) in investing activities	25,233	(5)
Cash flows from financing activities
Short-term advances ($1,500 and $0 related party for the six months ended June 30, 2025 and 2024, respectively)	8,033	—
Short-term advances from affiliates ($0 and $796 related party for the six months ended June 30, 2025 and 2024, respectively)	—	796
Proceeds from debt – related party	—	7,221
Proceeds from debt – third party	—	1,250
Repayment of debt – related party	—	(1,757)
Repayment of debt – third party	(986)	(858)
Proceeds from related party credit facilities	1,769	5,600
Repayment of related party credit facilities	(1,866)	(5,392)
Proceeds from exercised warrants	—	111
Proceeds from RSUs issued to affiliates	403	426
Settlement of RSUs	(422)	—
Net cash provided by financing activities	6,931	7,397
Net increase in cash and cash equivalents	25,205	1,007
Foreign exchange impact on cash	34	(15)
Cash and cash equivalents at beginning of period	825	672
Cash and cash equivalents at end of period	$26,064	$1,664
Supplemental disclosures:
Cash paid for interest	$991	$280
Non-cash activities:
Conversion of warrants to common shares, Class A	1,825	7,137
Conversion of Class B Common Stock to Class A Common Stock	19	14,733
Release of earnout Common shares from escrow	—	66,255

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total deficit attributable to common	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	deficit
December 31, 2023	9,445,972	$1	62,440,940	$6	$11,699	$(216)	$(68,595)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	9,126	—	—	—	(7,137)	—	—	(7,137)	7,230	93
Conversion of Class B common stock to Class A common stock	2,400,000	—	(2,400,000)	—	(14,733)	—	—	(14,733)	14,733	—
RSU issuances	—	—	—	—	85	—	—	85	482	567
Net income	—	—	—	—	—	—	17,169	17,169	96,855	114,024
Foreign currency translation gain	—	—	—	—	—	1	—	1	3	4
March 31, 2024	11,855,098	$1	60,040,940	$6	$(10,086)	$(215)	$(51,426)	$(61,720)	$(312,586)	$(374,306)
Release of earnout Common shares from escrow and other	224,857	—	8,775,000	1	15,681	—	—	15,682	50,573	66,255
RSU issuances	—	—	—	—	86	—	—	86	472	558
Net income	—	—	—	—	—	—	1,234	1,234	6,794	8,028
Foreign currency translation loss	—	—	—	—	—	(1)	—	(1)	(7)	(8)
June 30, 2024	12,079,955	$1	68,815,940	$7	$5,681	$(216)	$(50,192)	$(44,719)	$(254,754)	$(299,473)

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Non-controlling	Total equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	Interest	(deficit)
December 31, 2024	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity	—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	118,832	—	—	—	148	—	—	148	184	332
Net loss	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain	—	—	—	—	—	38	—	38	47	85
March 31, 2025	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)
RSU issuances	5,878	—	—	—	222	—	—	222	275	497
Net income	—	—	—	—	—	—	11,226	11,226	13,886	25,112
Foreign currency translation loss	—	—	—	—	—	563	—	563	699	1,262
June 30, 2025	36,232,805	$3	44,814,187	$5	$38,975	$358	$(38,927)	$414	$510	$924

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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $6.3 million and $12.2 million, respectively, are not yet settled at June 30, 2025. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from the amounts accrued.

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

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America ("U.S. GAAP").

The unaudited condensed consolidated financial statements and notes are presented in accordance with the accrual basis of accounting in accordance with U.S. GAAP, with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2025.

Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

Principles of Consolidation

The non-controlling interest represents the membership interest in Falcon’s Opco held by holders other than the Company.

The results of operations attributable to the non-controlling interest are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income, and the non-controlling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities, and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $7.7 million for the six months ended June 30, 2025 and has negative cash flows from operating activities of $7.0 million for the six months ended June 30, 2025. The Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders and third parties, and from the sale of non-core assets by our equity method investments. The Company is reliant upon its stockholders and third parties to obtain additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. The Company's cash and cash equivalents as of June 30, 2025 were $26.1 million. As of June 30, 2025 and December 31, 2024, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the its Form S-4 and other filings. As of June 30, 2025, the Company has a working capital deficiency of $27.4 million including $8.5 million debt that matured on May 16, 2025 and debt coming due of $0.4 million.

The Company has committed to fund its share of additional investment in its equity investment, Karnival TP-AQ Holdings Limited (“Karnival”), for the purpose of constructing the Vquarium Entertainment Centers in the People’s Republic of China. See Note 12 – Commitments and contingencies.

The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and to fund ongoing operations. There can be no assurance that the additional debt or equity raises, if completed, in combination with remaining commitments that are available on existing credit facilities, will provide the necessary funding for the next twelve months from the date these unaudited condensed consolidated financial statements will be issued. As a result, substantial doubt exists as to the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses.

The Falcon’s Creative Group segment had two customers with revenue greater than 10% of its total revenue. FCG had revenue from Qiddiya Investment Company ("QIC") of $7.7 million and $13.6 million for the three and six months ended June 30, 2025, respectively. The second customer had revenue of $4.5 million and $4.7 million for the three and six months ended June 30, 2025, respectively.

The Company had two customers with revenue greater than 10% of total revenue. FBG had revenue from FCG of $1.6 million (64% of total revenue) and $1.7 million (94% of total revenue) for the three months ended June 30, 2025 and 2024, respectively. FCG had revenue of $3.2 million (76% of total revenue) and $3.2 million (97% of total revenue) for the six months ended June 30, 2025 and 2024, respectively. Accounts receivable balances from FCG totaled $0.5 million (38% of total Accounts receivable) and $1.4 million (83% of total Accounts receivable) as of June 30, 2025 and December 31, 2024, respectively.

The second customer had revenue of $0.5 million (20% of total revenue) and $0.5 million (12% of total revenue) for the three and six months ended June 30, 2025. Accounts receivable balances from the second customer totaled $0.4 million (32% of total Accounts receivable) and $0 as of June 30, 2025 and December 31, 2024, respectively.

Leases

The Company evaluates leases at the commencement of the lease to determine the classification as an operating or finance lease. A right-of-use (“ROU”) asset and corresponding lease liability are recorded at lease commencement. Operating lease liabilities are recognized based on the present value of minimum lease payments over the remaining expected lease term. Lease expenses related to operating leases are recognized on a straight-line basis as a component of Selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

Recoverability of other long-lived assets

The Company’s other long-lived assets consist primarily of property and equipment and lease ROU assets located in the United States of America. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For property and equipment and lease ROU assets, the Company compares the estimated undiscounted cash flows generated by the asset or asset group to the current carrying value of the asset. If the undiscounted cash flows are less than the carrying value of the asset, then the asset is written down to fair value.

Revenue recognition

Attraction maintenance services

The Company's Falcon Beyond Brands segment provides attraction maintenance services to its customers on a time and material basis. The Company recognizes revenue related to these services using the right to invoice practical expedient.

Transaction (credit) expenses

The Company recognized a credit of $3.5 million for the six months ended June 30, 2025 as a result of a reduction in accrued transaction expenses due to a negotiated settlement with the service provider. The Company also recognized $1.7 million in transaction expenses for the six months ended June 30, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Business Combinations

The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations ("ASC 805"), for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets and liabilities assumed and to establish the acquisition date fair value as of the measurement date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase to the extent we identify adjustments to the preliminary fair values. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Transaction expenses that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2025). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive income.

Reclassifications

Certain prior year amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2024 and as of the year ended December 31, 2024.

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

Recently issued accounting standards not yet adopted as of June 30, 2025

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

3.
Business Combination

On May 9, 2025, the Company purchased certain tangible assets and portfolio of intellectual property, including patented technologies, proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International Inc. (“OII”) for $1.6 million cash consideration, the ("OES Acquisition"). The acquisition is part of the Falcon's Beyond

Brands segment and was completed to expand our attractions services business. The Company also assumed the lease for a 106,000+ square-foot facility to be utilized by the Falcon’s Beyond Brands division for research, development, manufacturing, and integration of attraction sales and services. The Company had an option to acquire vehicle inventory and lifting assets on or before July 23, 2025, for an additional $7.5 million (“the Option”), or pay $0.5 million additional consideration for the May 9th acquisition, if the Company chose not to exercise the option. The Company did not exercise the Option and accrued additional consideration of $0.5 million. In February 2025, the Company hired a team of 29 employees that had previously worked for OES. Employees were hired under customary terms and conditions for newly hired employees and no benefits or obligations from OES were paid or assumed associated with these employees.

The OES Acquisition was accounted for as a business combination under ASC 805, which requires that purchase consideration, assets acquired and liabilities assumed be measured at their fair values as of the acquisition date. The fair value of the property and equipment was determined using a combination of the cost and market approaches. For the fair values, we used market rent, market growth rate and discount rate, as relevant, that market participants would consider when estimating fair values. The estimation of the property and equipment fair value considered the cost, replacement cost, ages, condition, expected useful life, and the intended use for each asset. The allocation of purchase price considerations is preliminary, and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The total purchase price was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The total purchase price was allocated as follows:

Assets acquired
Favorable lease	$980
Property and equipment	1,020
Prepaid rent and lease deposit	132
Total assets acquired	$2,132

Purchase consideration
Cash paid at closing	1,632
Consideration payable	500
Total purchase consideration	$2,132

The Company recognized $0.8 million in revenues and $1.5 million in net loss, respectively, attributable to OES for three and six months ended June 30, 2025. The Company did not incur transaction costs related to the OES Acquisition.

The following table presents the Company’s unaudited pro forma revenue and net income:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$2,549	$3,495	$4,257	$6,708
Net Income	25,092	8,723	16,940	123,443

The unaudited combined pro forma revenue and earnings were prepared as if the OES acquisition had occurred on January 1, 2024. The pro forma information was compiled from pre-acquisition financial information and includes pro forma adjustments for depreciation expense.

The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

4.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Services transferred over time:
Shared services	$1,601	$1,697	$3,223	$3,215
Destinations operations	146	101	146	99
Attraction sales and services	802	—	888	—
	$2,549	$1,798	$4,257	$3,314

Accounts receivable, net consisted of:

	As of
	June 30, 2025	December 31, 2024
Related party	$617	$1,713
Third party	740	3
	$1,357	$1,716

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
USA	$2,397	$1,697	$4,105	$3,215
Spain	146	101	146	99
United Arab Emirates	6	—	6	—
	$2,549	$1,798	$4,257	$3,314

5.
Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)
Falcon’s Creative Group

QIC Delaware, Inc., a Delaware corporation and an affiliate of QIC, holds 25% of FCG's equity interest in the form of preferred units (the "Strategic Investment"), and the Company, holds the remaining 75% of the equity interest in the form of common units. FCG's amended and restated limited liability company agreement (“LLCA”) includes QIC as a member and provides QIC with certain consent, priority and preemptive rights.

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

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a hotel located at Tenerife in the Canary Islands until the sale on May 30, 2025. PDP sold all the shares of Tertian XXI, S.L., ("Tertian") a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife, the ("Tenerife Sale").

The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $59.5 million. The Company recognized its 50% share of the gain of $29.8 million in Share of gain from equity method investments included in the unaudited condensed consolidated statements of operations and comprehensive income. All summarized balance sheets and statements of operations below are presented with discontinued operations for Tertian on a retroactive basis.

Partial Impairment of Investment in PDP

The Tenerife sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain from equity method investments in the consolidated statement of operations and comprehensive income.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture is to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The first location is currently under development in Hong Kong. The Company has concluded that Karnival is a VIE, that the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. The Company and its joint venture partners are committed to funding non-interest-bearing advances of $9.0 million (HKD 69.7 million) each, over a three-year period. As of June 30, 2025, the Company had funded $6.6 million (HKD 51 million). These advances are repayable to the joint venture partners based on a percentage of gross revenues from operations commencing from the first year of operations. The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments. There are no other liquidity arrangements, guarantees or other financial commitments between the Company and Karnival. Therefore, the Company’s maximum risk of financial loss is the investment balance and remaining unfunded capital commitment of $2.4 million (HKD 18.7 million) as of June 30, 2025.

iv)
Sierra Parima

Sierra Parima was an equity method investment with Meliá Group focused on the development and operation of hotel resorts and theme parks. The Company had 50% voting rights and shares 50% of profits and losses in this joint venture. The Sierra Parima Katmandu Park closed in March 2024 following financial, operational, and infrastructure challenges. As of December 31, 2023, the equity investment was deemed to be other-than-temporarily impaired. On May 30, 2025, the investment was sold for nominal consideration and no gain or loss on the sale was recognized.

Investments and advances to equity method investments consisted of:

	As of
	June 30, 2025	December 31, 2024
FCG	$21,145	$25,028
PDP	27,142	24,400
Karnival	7,186	7,132
	$55,473	$56,560

Share of income (loss) from equity method investments consisted of:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FCG	$688	$988	$(3,883)	$1,521
PDP	25,138	656	25,612	1,190
Karnival	20	76	54	163
	$25,846	$1,720	$21,783	$2,874

Share of income (loss) from FCG consisted of:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share of FCG net income (loss)	$2,282	$2,480	$(695)	$4,283
Preferred unit dividend accretion	(768)	(666)	(1,537)	(1,110)
Basis difference amortization	(826)	(826)	(1,651)	(1,652)
	$688	$988	$(3,883)	$1,521

Share of income (loss) from PDP consisted of:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share of PDP net income (loss)-continuing operations	$410	$(42)	$6	$(672)
Share of PDP net income-discontinued operations	30,060	698	30,938	1,862
Impairment of PDP	(5,332)	—	(5,332)	—
	$25,138	$656	$25,612	$1,190

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	June 30, 2025			December 31, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets-continuing operations	$26,993	$25,676	$13,284	$30,094	$3,659	$11,862
Current assets-discontinued operations	—	—	—	—	9,611	—
Non-current assets-continuing operations	27,787	51,893	4,792	28,502	46,008	4,843
Non-current assets-discontinued operations	—	—	—	—	33,084	—
Current liabilities-continuing operations	14,253	7,640	16,814	17,444	6,840	15,539
Current liabilities-discontinued operations	—	—	—	—	7,880	—
Non-current liabilities-continuing operations	6,146	5,088	—	6,076	11,210	—
Non-current liabilities-discontinued operations	—	—	—	—	17,633	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG and PDP consisted of:

	As of
	June 30, 2025		December 31, 2024
	FCG	PDP	FCG	PDP
Assets-continuing operations	$24,396	$9	$28,608	$784
Assets-discontinued operations	—	—	—	87
Liabilities-continuing operations	1,344	495	2,293	1,131
Liabilities-discontinued operations	—	—	—	1,349

Assets comprise primarily of accounts receivable, contract assets and other current assets. Liabilities comprise primarily of accounts payable and accrued expenses and other current liabilities and contract liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	Three months ended
	June 30, 2025			June 30, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues-continuing operations	$12,319	$6,485	$—	$15,720	$5,871	$—
Income from operations-continuing operations	2,434	1,847	—	2,278	352	—
Net income (loss)-continuing operations	2,282	819	40	2,480	(84)	150
Net income-discontinued operations	—	60,120	—	—	1,398	—

	Six months ended
	June 30, 2025			June 30, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues-continuing operations	$18,590	$6,582	$—	$30,647	$6,150	$—
(Loss) income from operations-continuing operations	(390)	899	—	3,857	(852)	—
Net (loss) income-continuing operations	(695)	12	108	4,283	(1,344)	328
Net income-discontinued operations	—	61,786	—	—	3,612	—

Related party activity for FCG and PDP consisted of:

	Three months ended
	June 30, 2025		June 30, 2024
	FCG	PDP	FCG	PDP
Total revenues-continuing operations	$7,741	$30	$15,542	$12
Total expenses-continuing operations	3,647	624	1,749	497
Total expenses-discontinued operations	—	520	—	537

	Six months ended
	June 30, 2025		June 30, 2024
	FCG	PDP	FCG	PDP
Total revenues-continuing operations	$13,805	$36	$30,298	$32
Total revenues-discontinued operations	—	—	—	1
Total expenses-continuing operations	1,827	735	1,831	573
Total expenses-discontinued operations	—	1,412	—	1,453

6.
Leases

During May 2025, the Company assumed a warehouse lease as part of the OES Acquisition with a term through 2029.

The Company recorded $0.1 million in lease expense for the three and six months ended June 30, 2025, included in Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

Operating lease supplemental cash flow information is as follows:

Six months ended June 30, 2025
Operating cash outflows for amounts included in the measurement of operating lease liabilities:	$104
Right-of-use assets obtained in exchange for operating lease liabilities:	2,608

The Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

As of June 30, 2025
Weighted-average remaining lease term in years	4.5
Weighted-average discount rate	13%

Operating lease liabilities annual maturities are as follows:

As of June 30, 2025
For the period July 1 to December 31, 2025	$201
2026	460
2027	549
2028	652
2029	699
Total future lease commitments	$2,561
Less imputed interest	(863)
Present value of lease liabilities	$1,698

7.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2025	December 31, 2024
Audit and professional fees	$18,635	$20,696
Excise tax payable on FAST II stock redemptions	2,363	2,211
Accrued payroll and related expenses	2,628	1,461
Accrued interest	2,291	1,117
Demand note payable	50	50
Acquisition consideration payable	500	—
Other	458	335
	$26,925	$25,870

8.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	June 30, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
$14.77 Term Loan – related party	$14,765	8.00%	$14,765	8.00%
$15 million revolving credit arrangement-related party	14,042	7.31%	14,140	4.09%
$7.22 million term loan – related party	7,221	11.75%	7,221	9.34%
€7 million term loan	2,950	4.58%	3,299	5.66%
$1.25 million term loan	1,250	11.75%	1,250	9.35%
€1.5 million term loan	376	1.70%	532	1.70%
	40,604		41,207
Less: Current portion of long-term debt and short term debt	(10,427)		(10,230)
	$30,177		$30,977

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15 million revolving credit arrangement as of June 30, 2025 was $2.8 million, $12 million and $11.1 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15 million revolving credit arrangement as of December 31, 2024 was $3.1 million, $12.0 million, and $11.4 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

As of June 30, 2025, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity
$15 million revolving credit arrangement (due September 30, 2034)	$958

$15 million revolving credit arrangement

The Company has a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. The arrangement matures on September 30, 2034 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

€1.5 million term loan

In April 2020, the Company entered into a six-year €1.5 million Institute of Official Credit (ICO) term loan with a Spanish bank, with a fixed interest rate of 1.70% and maturity date in April 2026. The loan was interest only for the first twelve months, thereafter principal and interest is payable monthly in arrears.

€7 million term loan

In March 2019, the Company entered into an eight-year €7 million term loan with a Spanish bank, with a variable interest rate at six-month Euribor plus 2.00%. The loan was interest only for the first eighteen months, thereafter principal and interest was payable monthly in arrears. The loan is collateralized by the Company’s investment in PDP and matures in April 2027.

$1.25 million term loan

Falcon's Opco has a one-year $1.25 million term loan with FAST Sponsor II, LLC (“FAST II Sponsor”). The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. The loan also required an additional payment of $0.5 million if the loan is not paid off by the due date. As of June 30, 2025, we have accrued interest and the additional $0.5 million commitment in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive income. See Note 12 – Commitments and contingencies.

$7.22 million term loan

Falcon's Opco has a one-year $7.22 million term loan with FAST II Sponsor for $6.3 million and with Katmandu Ventures, LLC (“Katmandu Ventures”) for $0.9 million. The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of June 30, 2025, we have accrued interest in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive income. See Note 12 – Commitments and contingencies.

$14.77 million term loan

The Company has a ten-year $14.77 million term loan with Infinite Acquisitions. The loan matures on September 30, 2034 and bears a fixed interest rate at 8.00% per annum. Payments are interest only through September 2029, thereafter, principal and interest is payable quarterly in arrears.

9.
Related party transactions

Accounts Receivable

The Company has a receivable from PDP for $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024.

Accounts Payable

The Company reimburses certain audit and professional fees on behalf of PDP and Sierra Parima. There were $0 and $1.4 million unreimbursed audit and professional fees as of June 30, 2025 and December 31, 2024 related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0 for the $0.2 million for the three and six months ended June 30, 2024, respectively.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions. These loans had $0.7 million and $0.5 million accrued interest as of June 30, 2025, and December 31, 2024, respectively. Loans with Katmandu Ventures, LLC had accrued interest of $0.2 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

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

Intercompany Services Agreement between FCG and the Company

There was a $0 and $0.7 million accounts receivable balance outstanding as of June 30, 2025 and December 31, 2024 related to the Intercompany Services Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG and PDP. Total related party revenues from services provided to our equity method investments were $1.7 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $1.6 million and $1.7 million revenue related to services provided to FCG for the three months ended June 30, 2025 and 2024, respectively.

Total related party revenues from services provided to our equity method investments were $3.4 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $3.2 million revenue related to services provided to FCG for the six months ended June 30, 2025 and 2024.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.4 million and $0.2 million related to these services as of June 30, 2025, and December 31, 2024, respectively. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $0.3 million and $0.7 million in accounts receivable from FCG related to reimbursable costs as of June 30, 2025 and December 31, 2024, respectively.

Subscription agreement with Infinite Acquisitions

Infinite Acquisitions irrevocably committed to invest $12.8 million in the Company. As of June 30, 2025, Infinite Acquisitions has not met its commitment.

10.
Income taxes

The tax provisions for the three and six months ended June 30, 2025, and 2024 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2025. The Company paid no income taxes for the three and six months ended June 30, 2025. The Company paid less than $0.1 million in income taxes for the three and six months ended June 30, 2024.

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, any impacts are not included in our unaudited condensed consolidated financial statements for the six months ended June 30, 2025.

11.
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

12.
Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has now filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable recession. Guggenheim has denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, but discovery has not been concluded and Falcon's moved to strike it. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of June 30, 2025 and December 31, 2024, within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company’s amended counterclaims.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. The Company has until October 6, 2025, to move, answer or otherwise respond to the Motion. The Company intends to vigorously defend itself against the claims alleged in the Motion.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2025, and December 31, 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — The Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2026 onward. As of June 30, 2025, the Company paid the $0.3 million development fee and accrued $0.2 million in minimum royalty fees for one location.

As of February 24, 2023, the Company has entered into a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of $0.1 million per year for the years 2024 through 2032.

As of June 30, 2025, the Company has unfunded commitments to its unconsolidated joint venture Karnival of $2.4 million (HKD 18.7 million).

13.
Segment information

The Company has four reportable operating segments, Falcon’s Creative Group, PDP, Destinations Operations and Falcon’s Beyond Brands. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segments' income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, selling, general and administrative expenses, research and development expenses, and the share of gain from equity method investments, excluding gain from Tenerife Sale. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment income (loss) from operations and the Company’s unaudited condensed consolidated financial statement results.

FCG provides master planning, media, interactive and audio production, project management, experiential technology and attraction hardware development services and attraction hardware sales on a work-for-hire model. For the purpose of assessing financial performance and making resource allocation decisions, the CODM reviews full FCG results as if FCG was consolidated, instead of only the share of FCG's equity method gain (loss). To reconcile total segment revenue to the Company's total consolidated revenue, FCG's segment revenue is eliminated. To reconcile Segment income (loss) from operations to the Company's consolidated net income before taxes, FCG's Segment income (loss) from operations is eliminated and the Company's share of FCG's equity method gain (loss) is added. Prior quarter segment results for FCG have been recast to show FCG segment results on a comparable basis, as if it had been consolidated by the Company for the entire quarter.

PDP develops, owns and operates hotels, theme parks and retail, dining and entertainment venues. Destinations Operations provides development and management services for themed entertainment to PDP and new development opportunities, including our investment in Karnival. The Company collectively refers to the Destinations Operations and PDP as Falcon’s Beyond Destinations.

Falcon’s Beyond Brands is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended June 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$12,319	$146	$—	$802	$13,267

Reconciliation of revenue
Revenue corporate unallocated					1,601
Revenue FCG					(12,319)
Total consolidated revenue					2,549

Project design and build expense	(7,376)	—	—	(431)
Selling, general and administrative	(2,166)	(333)	—	(2,105)
Research and development expense	(2)	(88)	—	—
Share of gain from equity method investments, excluding gain on Tenerife Sale and impairment of PDP	—	20	714	—
Segment income (loss) from operations	$2,775	$(255)	$714	$(1,734)	$1,500

	Three months ended June 30, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$15,720	$101	$—	$—	$15,821

Reconciliation of revenue
Revenue corporate unallocated					1,697
Revenue FCG					(15,720)
Total consolidated revenue					1,798

Project design and build expense	(10,209)	—	—	—
Selling, general and administrative	(2,862)	(506)	—	(794)
Research and development expense	—	(10)	—	—
Share of gain from equity method investments	—	76	656	—
Segment income (loss) from operations	$2,649	$(339)	$656	$(794)	$2,172

	Six months ended June 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$18,590	$146	$—	$888	$19,624

Reconciliation of revenue
Revenue corporate unallocated					3,223
Revenue FCG					(18,590)
Total consolidated revenue					4,257

Project design and build expense	(12,770)	—	—	(537)
Selling, general and administrative	(5,534)	(614)	—	(3,511)
Research and development expense	(2)	(206)	—	—
Share of gain from equity method investments, excluding gain on Tenerife Sale and impairment of PDP	—	54	1,188	—
Segment income (loss) from operations	$284	$(620)	$1,188	$(3,160)	$(2,308)

	Six months ended June 30, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$30,647	$99	$—	$—	$30,746

Reconciliation of revenue
Revenue corporate unallocated					3,215
Revenue FCG					(30,647)
Total consolidated revenue					3,314

Project design and build expense	(19,748)	—	—	—
Selling, general and administrative	(6,343)	(989)	—	(1,457)
Research and development expense	—	(26)	—	—
Share of gain from equity method investments	—	163	1,190	—
Segment income (loss) from operations	$4,556	$(753)	$1,190	$(1,457)	$3,536

A reconciliation of segment income (loss) from operations to net income before taxes is as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Segment income (loss) from operations	$1,500	$2,172	$(2,308)	$3,536
Unallocated corporate overhead	(2,599)	(2,311)	(5,586)	(6,440)
Elimination FCG segment income from operations	(2,775)	(2,649)	(284)	(4,556)
Share of gain (loss) from FCG	688	988	(3,883)	1,521
Transaction credit (expenses)	3,299	—	1,778	(7)
Credit loss expense	—	—	—	(12)
Depreciation and amortization expense	(40)	(2)	(44)	(3)
Share of equity method investee's gain on Tenerife Sale	29,755	—	29,755	—
Impairment of PDP	(5,332)	—	(5,332)	—
Interest expense	(841)	(438)	(2,174)	(707)
Interest income	2	3	5	6
Change in fair value of warrant liabilities	—	(2,599)	2,886	(2,391)
Change in fair value of earnout liabilities	—	13,006	—	131,621
Foreign exchange transaction gain (loss)	1,455	(142)	2,207	(517)
Net income before taxes	$25,112	$8,028	$17,020	$122,051

Identifiable assets and capital expenditures are comprised of:

	Total Assets		Capital Expenditures
	As of		Six months ended
	June 30, 2025	December 31, 2024	June 30, 2025	June 30, 2024
Falcon’s Creative Group	$21,146	$25,028	$139	$10,903
Destinations Operations	32,976	7,480	—	—
PDP	27,142	24,400	—	—
Falcons Beyond Brands	5,993	251	92	—
Unallocated corporate assets and intersegment eliminations	1,950	4,072	(139)	(10,898)
	$89,207	$61,231	$92	$5

14.
Fair value measurement

Assets and liabilities measured at fair value on a recurring basis are comprised of:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$4,711	—	—	$4,711
	$4,711	$—	$—	$4,711

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. See "Note 16 - Stock warrants".

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the period presented.

15.
Equity and net income per share

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

Preferred Stock

There are no outstanding shares of preferred stock as of June 30, 2025, or December 31, 2024.

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

The weighted average shares of common stock outstanding used to determine the Company’s Net loss income per share reflects the retroactive treatment of the Stock Dividend, in addition to the following:

	Three months ended		Six months ended
(amounts in thousands, except number of shares and amount per share)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income	$25,112	$8,028	$17,020	$122,052
Net income attributable to noncontrolling interests	13,668	6,794	9,253	103,648

Net income available to Class A common stockholders	11,444	1,234	7,767	18,404
Adjustment for dilutive warrants	—	—	(1,327)	—
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	—	(1,174)	—	(5,055)
Dilutive net income attributable to Class A common stockholders	$11,444	$60	$6,440	$13,349
Denominator:
Weighted average Class A common stock outstanding - basic	37,523,324	12,010,729	37,423,300	11,418,276
Adjustment for dilutive RSUs	2,570	—	4,334	—
Adjustment for dilutive warrants	—	—	93,475	—
Adjustment for dilutive Class A earnout shares	—	69,230	—	259,615
Weighted average Class A common stock outstanding – diluted	37,525,894	12,079,960	37,521,109	11,677,891

Net income per Class A common share - basic:	0.30	0.10	0.21	1.61
Net income per Class A common share – diluted:	0.30	0.00	0.17	1.14

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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Class A earnout shares	1,000,000	1,725,000	1,000,000	1,575,000
Class B earnout shares	39,000,000	67,275,000	39,000,000	61,425,000
Warrants to purchase common stock	—	6,238,104	—	6,238,104
RSUs	929,662	1,159,956	929,662	1,159,956

16.
Stock warrants

Prior to January 14, 2025, the warrants were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income. The warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per warrant, on October 6, 2028. The warrants will not be exercisable and the holders of the warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

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

As of June 30, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

17.
Earnouts

Prior to September 30, 2024, the earnout shares were classified as a liability and measured at fair value, with changes in fair value included in the unaudited condensed consolidated statements of operations and comprehensive income. On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets.

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

18.
Share-Based Compensation

The Company adopted a share-based compensation plan (the “Plan”) under which each vested Restricted Stock Unit represents the right to receive one Class A Common Share. Under the Plan, RSUs with service-based conditions may be granted to directors, officers, employees, and non-employees. RSUs were granted to employees of both the Company and FCG. However, FCG fully reimburses FBG for the compensation cost associated with these grants. As such, expenses related to the RSUs granted to employees of FCG do not represent a purchase of services or contribution to FCG.

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

Restricted Stock Units
Nonvested at January 1, 2025	1,077,498
Granted	62,000
Forfeited	(115,839)
Vested	(24,150)
Nonvested shares outstanding at June 30, 2025	999,509

The RSUs under the Plan generally vest over a six-month to five year period following the date of grant.

The RSUs granted under the Plan on February 7, 2025 vest one-third each year following the grant date.

The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant.

The Company recognized stock-based compensation expense of $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively, which is included within Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. The $0.2 million compensation cost for RSU’s granted to FCG employees for the three months ended June 30, 2025 and 2024, and $0.4 million for the six months ended June 30, 2025 and 2024, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

As of June 30, 2025 and December 31, 2024, stock-based compensation expense not yet recognized relating to nonvested awards was $8.0 million and $10.0 million, respectively, of which $2.9 million and $3.4 million relates to compensation cost for RSU’s granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

19.
Subsequent events

The Company has evaluated subsequent events through August 14, 2025 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the following:

On July 3, 2025, Melia returned a $0.5 million earnest money deposit for a potential land acquisition in Playa del Carmen, Mexico to the Company.

The Company repaid $3.5 million net pursuant to the revolving credit arrangement with Infinite Acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three and six months ended June 30, 2025, and 2024, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

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

Our business divisions complement each other as we pursue our growth strategy: (i) the Company’s Falcon’s Creative Group division (“FCG”) creates master plans, designs attractions and experiential entertainment, and produces content, interactives and software; (ii) the Company’s Falcon’s Beyond Destinations division (“FBD”), consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops a diverse range of entertainment experiences using both Falcon’s owned and third party licensed intellectual property, spanning location-based entertainment, dining, and retail; and (iii) the Company’s Falcon’s Beyond Brands division (“FBB”) endeavors to bring brands and intellectual property to life through ride and technology sales and service, animation, movies, licensing and merchandising, and gaming.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the three and six months ended June 30, 2025 and 2024.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, an accumulated deficit and negative cash flows from operating activities for the six months ended June 30, 2025. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and committed equity contributions from its stockholders, and distributions from the sale of non-core assets from its equity method investments. The Company is reliant upon its stockholders, and third parties for obtaining additional financing through debt or equity raises, and from distributions from equity method investments, to fund its working capital needs, contractual commitments, and expansion plans. As of June 30, 2025, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs in relation to the Business Combination. As of June 30, 2025, the Company has a working capital deficiency of $27.4 million including $8.5 million debt that matured on May 16, 2025 and debt coming due of $0.4 million.

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

The following table summarizes our results of operations for the following periods:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Revenue	$2,549	$1,798	$751	$4,257	$3,314	$943
Expenses:
Project design and build expense	431	—	431	537	—	537
Selling, general and administrative expense	6,644	5,308	1,336	12,940	12,101	839
Transaction (credit) expenses	(3,299)	—	(3,299)	(1,778)	7	(1,785)
Credit loss expense	—	—	—	—	12	(12)
Research and development	83	10	73	201	26	175
Depreciation and amortization expense	40	2	38	44	3	41
Loss from operations	(1,350)	(3,522)	2,172	(7,687)	(8,835)	1,148
Share of gain from equity method investments	25,846	1,720	24,126	21,783	2,874	18,909
Interest expense	(841)	(438)	(403)	(2,174)	(707)	(1,467)
Interest income	2	3	(1)	5	6	(1)
Change in fair value of warrant liabilities	—	(2,599)	2,599	2,886	(2,391)	5,277
Change in fair value of earnout liabilities	—	13,006	(13,006)	—	131,621	(131,621)
Foreign exchange transaction gain (loss)	1,455	(142)	1,597	2,207	(517)	2,724
Net income before taxes	$25,112	$8,028	$17,084	$17,020	$122,051	$(105,031)
Income tax benefit	—	—	—	—	1	(1)
Net income	$25,112	$8,028	$17,084	$17,020	$122,052	$(105,032)

Revenue

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Services transferred over time:
Shared services	$1,601	$1,697	$(96)	$3,223	$3,215	$8
Destinations operations	146	101	45	146	99	47
Attraction sales and services	802	—	802	888	—	888
	$2,549	$1,798	$751	$4,257	$3,314	$943

Revenue increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by new attractions contracts.

Project design and build expense

Project design and build expense increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by new attractions sales and service contracts.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by a $1.0 million increase in payroll, payroll taxes, and benefits to support the expansion of the attraction services business, a $0.8 million increase in office and administrative expenses and a $0.2 million increase in royalty expense primarily driven by the development of a location based entertainment experience. The increase was partially offset by a $0.7 million decrease in audit and professional services fees.

Selling, general and administrative expense increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by a $1.9 million increase in payroll, payroll taxes, and benefits for the expansion of the attraction services business, a $1.3 million increase in office and administrative expenses and a $0.2 million increase in royalty expense primarily driven by the development of a location based entertainment experience. The decrease was partially offset by a $2.6 million decrease in audit and professional services fees.

Transaction (credit) expenses

The Company recognized a transaction credit of $3.5 million for the six months ended June 30, 2025 as a result of a transaction expense settlement. The transaction credit was partially offset by $1.7 million transaction expenses for the six months ended June 30, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Research and Development

Research and development increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by the development of a location based entertainment experience.

Depreciation and amortization expense

Depreciation and amortization expense increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by the OES Acquisition. See “Note 3 - Acquisition” within Item 1 of this Quarterly Report.

Share of gain from equity method investments

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
PDP	$25,138	$656	$24,482	$25,612	$1,190	$24,422
Karnival	20	76	(56)	54	163	(109)
FCG	688	988	(300)	(3,883)	1,521	(5,404)
	$25,846	$1,720	$24,126	$21,783	$2,874	$18,909

Share of gain from equity method investments increased for the three and six months ended June 30, 2025, compared to the same periods in 2024 was primarily driven by:

•
PDP: Share of net income from PDP increased for the three and six months ended June 30, 2025, compared to the same periods in 2024. On May 30, 2025, PDP sold all the shares of Tertian XXI, S.L., ("Tertian") a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife, the ("Tenerife Sale"). The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $59.5 million. The Company recognized its 50% share of the gain of $29.8 million within the Share of gain from equity method investments.

The fair value of the Company’s remaining investment in PDP, which operates one hotel resort and theme park located in Mallorca, Spain, was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain from equity method investments.

See “Note 5 - Investments and advances to equity method investments” within Item 1 of this Quarterly Report. The Company recognized its 50% share of PDP’s net income.

•
Karnival: Share of net income from Karnival decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by a decrease in interest income.
•
FCG: The Company recognizes 100% of net income (loss), 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG's net income (loss) was impacted by adjustments for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Share of FCG net income (loss)	$2,282	$2,480	$(198)	$(695)	$4,283	$(4,978)
Preferred unit dividend accretion	(768)	(666)	(102)	(1,537)	(1,110)	(427)
Basis difference amortization	(826)	(826)	—	(1,651)	(1,652)	1
	$688	$988	$(300)	$(3,883)	$1,521	$(5,404)

Interest expense

Interest expense increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by the increase in outstanding debt and interest rates on both short and long-term debt.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by the decrease in the market value of the warrants through January 14, 2025. As of March 31, 2025, all warrants have been reclassified to equity and will not require subsequent fair value measurement. See Note 16 – Stock warrants in the Company’s unaudited condensed consolidated financial statements.

Change in fair value of earnout liability

As of June 30, 2025, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets were reclassified to equity and do not require subsequent fair value measurement. As a result, there was no change in fair value of earnout liabilities incurred for the three and six months ended June 30, 2025.

Gain due to change in fair value of earnout liability was for the three and six months ended June 30, 2024, primarily driven by a decrease in the market price of the Company’s stock between December 31, 2023 and June 30, 2024.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain increased for the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase is primarily attributable to the unrealized foreign exchange gain on U.S. denominated related party debt with a Spanish subsidiary as the U.S. dollar weakened against the Euro during the three and six months ended June 30, 2025 and strengthened against the Euro during the three and six months ended June 30, 2024.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Revenues:
Falcon’s Creative Group	$12,319	$15,720	$(3,401)	$18,590	$30,647	$(12,057)
Destinations Operations	146	101	45	146	99	47
Falcon’s Beyond Brands	802	—	802	888	—	888
Falcon’s Creative Group deconsolidation	(12,319)	(15,720)	3,401	(18,590)	(30,647)	12,057
Unallocated corporate revenue	1,601	1,697	(96)	3,223	3,215	8
Total revenue	2,549	1,798	751	4,257	3,314	943
Segment income (loss) from operations:			—			—
Falcon’s Creative Group	2,775	2,649	126	284	4,556	(4,272)
Destinations Operations	(255)	(339)	84	(620)	(753)	133
PDP	714	656	58	1,188	1,190	(2)
Falcon’s Beyond Brands	(1,734)	(794)	(940)	(3,160)	(1,457)	(1,703)
Total segment income (loss) from operations	1,500	2,172	(672)	(2,308)	3,536	(5,844)
Unallocated corporate overhead	(2,599)	(2,311)	(288)	(5,586)	(6,440)	854
Elimination FCG segment income from operations	(2,775)	(2,649)	(126)	(284)	(4,556)	4,272
Share of income (loss) from FCG	688	988	(300)	(3,883)	1,521	(5,404)
Transaction credit (expenses)	3,299	—	3,299	1,778	(7)	1,785
Credit loss expense	—	—	—	—	(12)	12
Depreciation and amortization expense	(40)	(2)	(38)	(44)	(3)	(41)
Share of equity method investee's gain on Tenerife Sale	29,755	—	29,755	29,755	—	29,755
Impairment of PDP	(5,332)	—	(5,332)	(5,332)	—	(5,332)
Interest expense	(841)	(438)	(403)	(2,174)	(707)	(1,467)
Interest income	2	3	(1)	5	6	(1)
Change in fair value of warrant liabilities	—	(2,599)	2,599	2,886	(2,391)	5,277
Change in fair value of earnout liabilities	—	13,006	(13,006)	—	131,621	(131,621)
Foreign exchange transaction gain (loss)	1,455	(142)	1,597	2,207	(517)	2,724
Net income before taxes	$25,112	$8,028	$17,084	$17,020	$122,051	$(105,031)
Income tax benefit	—	—	—	—	1	(1)
Net income	$25,112	$8,028	$17,084	$17,020	$122,052	$(105,032)

•
FCG segment income decreased for the six months ended June 30, 2025, compared to the same periods in 2024, primarily as a result of a decrease in revenues and a decrease in margins on certain current long-term contracts. FCG's net income (loss) was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Share of FCG net income (loss)	$2,282	$2,480	$(198)	$(695)	$4,283	$(4,978)
Preferred unit dividend accretion	(768)	(666)	(102)	(1,537)	(1,110)	(427)
Basis difference amortization	(826)	(826)	—	(1,651)	(1,652)	1
	$688	$988	$(300)	$(3,883)	$1,521	$(5,404)

FCG revenues decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of the timing of certain contract performance obligations.

As previously announced on January 18, 2024, FCG entered into a consultancy agreement with QIC to provide a Dragon Ball theme park over the course of approximately two years. Dragon Ball consultancy agreement revenue was $4.8 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively, and $9.5 million and $21.3 million for the six months ended June 30, 2025 and 2024, respectively.

FCG project design and build expense decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by the decrease in project revenues partially offset by a decline in project gross margins on certain design projects.

•
Destinations Operations segment loss from operations decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by decreased shared services allocations.
•
PDP's share segment income increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of the Tenerife Sale partially offset by the impairment of PDP. See “Note 5 - Investments and advances to equity method investments” within Item 1 of this Quarterly Report.
•
FBB segment loss from operations increased for the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily driven by an increase in payroll and selling, general and administrative costs related costs to develop the Attraction systems business, partially offset by increases in revenue net of project design and build expenses, from new attractions service contracts.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (loss) from reportable segments and the Company’s unaudited condensed consolidated financial results. For more information about our Segment Reporting, see Note 13 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction (credit) expenses related to the business combination, credit loss expense related to the closure of the Sierra Parima Katmandu Park, share of equity method investee’s gain on Tenerife Sale, impairment of PDP, change in fair value of warrant liabilities and change in fair value of earnout liabilities.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, and (vi) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

The following table sets forth reconciliations of net loss under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Net income	$25,112	$8,028	$17,084	$17,020	$122,052	$(105,032)
Interest expense	841	438	403	2,174	707	1,467
Interest income	(2)	(3)	1	(5)	(6)	1
Income tax benefit	—	—	—	—	(1)	1
Depreciation and amortization expense	40	2	38	44	3	41
EBITDA	25,991	8,465	17,526	19,233	122,755	(103,522)
Transaction (credit) expenses	(3,299)	—	(3,299)	(1,778)	7	(1,785)
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	—	—	—	—	12	(12)
Share of equity method investee's gain on Tenerife Sale	(29,755)	—	(29,755)	(29,755)	—	(29,755)
Impairment of PDP	5,332	—	5,332	5,332	—	5,332
Change in fair value of warrant liabilities	—	2,599	(2,599)	(2,886)	2,391	(5,277)
Change in fair value of earnout liabilities	—	(13,006)	13,006	—	(131,621)	131,621
Adjusted EBITDA	$(1,731)	$(1,942)	$211	$(9,854)	$(6,456)	$(3,398)

Adjusted EBITDA loss decreased for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by an increase of $1.6 million in foreign exchange transaction gain, partially offset by a decrease of $0.3 million in the share of gain from equity method investments, and an increase of $1.1 million in losses from operations from the integration of the OES acquisition.

Adjusted EBITDA loss increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by a $0.6 million increase in losses from operations, a $5.5 million decrease in share of gain from equity method investments, partially offset by an increase of $2.7 million in foreign exchange transaction gain.

FCG prepares standalone consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with U.S. GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax expense and depreciation and amortization.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of FCG's standalone results as reported under U.S. GAAP. Some of these limitations are (i) it does not reflect FCG's cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, FCG's working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on FCG's debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in FCG's statements of cash flows, and (vi) other companies in our industry may calculate these measures differently than FCG does, limiting their usefulness as comparative measures.

The following table sets forth reconciliations of net income (loss) for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Change $	June 30, 2025	June 30, 2024	Change $
Net income (loss)	$2,282	$2,480	$(198)	$(695)	$4,283	$(4,978)
Interest expense	140	153	(13)	300	311	(11)
Interest income	(1)	(25)	24	(3)	(31)	28
Income tax expense (benefit)	2	(212)	214	14	(225)	239
Depreciation and amortization expense	341	357	(16)	673	687	(14)
EBITDA and Adjusted EBITDA	$2,764	$2,753	$11	$289	$5,025	$(4,736)

Adjusted EBITDA decreased for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by a decrease in revenues of $12.1 million; partially offset by a decrease in project design and build expenses of $7.0 million. As of June 30, 2025, the contracted pipeline for FCG was $47.2 million.

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

As of June 30, 2025, our total indebtedness was approximately $40.6 million. We had approximately $26.1 million of cash and $1.0 million available for borrowing under our lines of credit.

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

For the six months ended June 30, 2025, we have operational losses, accumulated deficits and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we have $35.0 million of accrued expenses and other current liabilities and short term advances, which include $18.6 million of transaction and other related professional fees, $8.0 million short term advances, $2.4 million of excise tax payable on FAST II stock redemptions, $2.6 million of accrued payroll and related expenses, and approximately $3.4 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded. Additionally, as of June 30, 2025, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million), to be used for the purpose of constructing the Vquarium Entertainment Centers in Hong Kong.

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

Commitments

Partnership with Raging Power Limited

Pursuant to the terms of our joint venture agreement with Raging Power, Falcon’s and Raging Power are each required to provide funding to Karnival in the form of non-interest-bearing advances, which will be repaid based on a percentage of gross revenues from the operation of the themed virtual ocean adventure attraction we are developing at the new 11 SKIES complex adjacent to the Hong Kong Airport. Accordingly, the joint venture agreement provides that we receive 16.6% to 20.6% of gross revenue of such location. As of June 30, 2025, we have unfunded commitments to Karnival of $2.4 million (HKD 18.7 million).

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $6.3 million and $12.2 million, respectively, are not yet settled as of June 30, 2025, and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has now filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable recession. Guggenheim has denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, but discovery has not been concluded and Falcon's moved to strike it. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of June 30, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company's amended counterclaims.

Related Party Loans

The Company has entered into various financing agreements with Infinite Acquisitions and Katmandu Ventures, LLC (“Katmandu Ventures”). As of June 30, 2025, we have aggregate outstanding balances of $28.8 million and $0.9 million under these financing agreements, respectively. The loan with Katmandu Ventures was due on May 16, 2025 and we are in negotiations to amend the loan.

For more information regarding our related party transactions, see Note 8 — Long-term debt and borrowing arrangements and Note 10 — Related party transactions in the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Six months ended
	June 30, 2025	June 30, 2024	Change $
Cash used in operating activities	$(6,959)	$(6,385)	$(574)
Cash provided by (used) in investing activities	25,233	(5)	25,238
Cash provided by financing activities	6,931	7,397	(466)

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs and corporate overhead activities.

Cash used in operating activities increased for the six months ended June 30, 2025, compared to the same period in 2024, due to timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily related to a $27.0 million dividend distribution from PDP, partially offset by $1.6 million cash paid for the OES Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased for the six months ended June 30, 2025, compared to the same period in 2024, primarily as a result of $6.5 million decrease in net proceeds from related party loans and $1.3 million decrease in net repayments on third party loans, partially offset by $8.0 million on short term advances.

Critical Accounting Estimates

The Company's critical accounting policies have not changed materially from those reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2025, except for the addition of the following:

Business Combinations

The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations ("ASC 805"), for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets and liabilities assumed and to establish the acquisition date fair value as of the measurement date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase to the extent we identify adjustments to the preliminary fair values. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Transaction expenses that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2025). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive income.

Partial impairment of Investment in PDP

The Tenerife sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain from equity method investments in the consolidated statement of operations and comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in the Company’s internal control over financial reporting with respect to the Company’s Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of June 30, 2025.”

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
•
We are in the process of designing and implementing controls and documentation of segregation of duties over information technology systems used to create or maintain financial reporting records.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has now filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable recession. Guggenheim has denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, but discovery has not been concluded and Falcon's moved to strike it. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of June 30, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company's amended counterclaims.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. The Company has until October 6, 2025, to move, answer or otherwise respond to the Motion. The Company intends to vigorously defend itself against the claims alleged in the Motion.

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

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with ASC 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million as of December 31, 2023. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. On May 30, 2025, the Company’s investment in Sierra Parima was sold for nominal consideration and no gain or loss on the sale was recognized. For more information about the impairment charge with respect to Sierra Parima, see Note 5 “Investments and advances to equity method investments – Sierra Parima” to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

Further, the Tenerife Sale, which was completed on May 30, 2025, represented a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of gain from equity method investments in the consolidated statement of operations and comprehensive income. Note 5 “Investments and advances to equity method investments – PDP” to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in our PDP joint venture) require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, timing of operations, and other factors. We evaluate long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323, Investments: Equity Method Investments and Joint Ventures). When a quantitative assessment is performed, we use estimates and assumptions in estimating our reporting units’, our long-lived assets’ and our equity method investment’s fair values that we believe are reasonable and appropriate at that time; however assumptions and estimates are inherently subject to significant business, economic, competitive and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect our results of operations and financial position.

We cannot guarantee that in future periods we will not be required to recognize additional impairment charges, whether in our other equity method investments, to the extent it is regained in the future, or other intangible assets, nor that we will be able to avoid a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. Impairments to our equity method investment in our PDP joint venture have materially and adversely affected our results of operations in the past, and could again in the future, as could reductions in the carrying value of any intangible assets or our other equity method investments.

Following the closure of Katmandu Park DR and the Tenerife Sale, our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

In our FBD business, we may encounter difficulties in adapting our asset-efficient strategy or in developing and maintaining effective joint partnerships with our existing JV partners, Meliá and Raging Power, and/or with new joint venture partnerships. We expect our asset-efficient strategy to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. However, we may not be able to execute on such strategy effectively. For example, we may not be able to negotiate agreements with our existing joint venture partners or with new joint venture partners on terms that are acceptable to us or at all, and our ability to successfully operate an asset-efficient model exposes us to different risks than we face with an asset-heavy model, as we will be increasingly subject to the risks inherent in third-party infrastructure over which we would have limited control. Further, our efforts to reduce our existing capital expenditures may not be successful. For example, while we believe the closure of Katmandu Park DR to visitors was in the best interest of the Sierra Parima joint venture with Meliá because the closure eliminates potential ongoing operational losses at the Katmandu Park DR, and while we believe the Tenerife Sale was similarly in our best interests, there may be unexpected consequences of such closure and sale that negatively impact our business or that of our joint venture partner, whereby such unexpected consequences could be the basis for a dispute with our joint venture partner.

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

The FBD properties, including the resorts owned and operated by our PDP joint venture with Meliá, also have an ongoing need for renovations, rebranding and other capital improvements and expenditures, including to replace furniture, fixtures and equipment from time to time as the need arises. While we believe the closure of Katmandu Park DR to visitors and the Tenerife Sale should help reduce our ongoing capital expenditures, we still have assets through our PDP joint venture, including a hotel and theme park in Mallorca, Spain.

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

In addition to liquidity risks, these capital expenditures may result in declines in revenues while hotels and parks are in initial construction, while rooms, restaurants, rides or attractions are out of service for rebranding or maintenance, and while areas of our properties are closed due to capital improvement projects. We expect our costs will increase over time, and our losses may continue, as we expect to continue to invest additional funds in expanding our business and sales and marketing activities. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to continue increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. For example, following the opening of our Katmandu Park DR in March 2023, we experienced various financial, operational, and infrastructure challenges that led to lower than planned open days and attendance at the park. As a result, in March 2024, we closed Katmandu Park DR to visitors. For more information about the closure of the Katmandu Park DR, see Note 5 “Investments and advances to equity method investments – Sierra Parima” to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

10.1

Fourth Amendment to Katmandu Loan Agreement, dated as of April 16, 2025, entered into by and among Falcon’s Beyond Global, LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC. (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

10.2

Fourth Amendment to Universal Kat Loan Agreement, dated as of April 16, 2025, entered into by and among Falcon’s Beyond Global, LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

16.1	Letter from Deloitte & Touche LLP, dated May 23, 2025 (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on May 23, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)