Form 10-Q
period 2025-09-30
Falcon's Beyond Global, Inc.
filed 2025-11-14
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, a total of 37,247,805 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 83,814,187 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

FALCON’S BEYOND GLOBAL, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive (loss) income for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Disclosure Controls and Procedures	42
PART II. OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

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
•
We will require additional capital to support the growth of our business. This capital might not be available on acceptable terms, if at all, or if available may result in restrictions on our operations or substantial dilution to our stockholders.
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
•
A significant portion of FCG’s and our revenue is derived from two large clients of FCG and any loss of, or decrease in services to, those clients could harm FCG’s and our results of operations.
•
The timing of recognition of revenue from our contracted pipeline is difficult to predict with certainty and in some cases may extend over a number of fiscal years.
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
•
Our insurance may not be adequate to cover potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of natural disasters, some of which may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.
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

•
We may not be able to realize the anticipated benefits of the acquisition of Oceaneering Engineering Services (“OES”) and our efforts to integrate OES and grow Falcon’s Attractions may disrupt our other operations.
•
We may not be able to mitigate the risks related to legacy OES products and our ability to service such products and we may not be able to grow current and future potential customer relationships for OES products.

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 13 – Commitments and contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of
	(UNAUDITED) September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($528 and $282 restricted cash as of September 30, 2025 and December 31, 2024, respectively)	$4,257	$825
Accounts receivable ($2,082 and $1,713 related party as of September 30, 2025 and December 31, 2024, respectively)	2,818	1,716
Contract assets	1,464	—
Other current assets	3,394	1,593
Total current assets	11,933	4,134
Investments and advances to equity method investments	48,725	56,560
Operating lease right-of-use assets	3,350	—
Property and equipment, net	1,082	24
Intangible assets, net	1,119	—
Other non-current assets	584	513
Total assets	$66,793	$61,231

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($133 and $1,669 related party as of September 30, 2025 and December 31, 2024, respectively)	$7,075	$9,540
Accrued expenses and other current liabilities ($391 and $660 related party as of September 30, 2025 and December 31, 2024, respectively)	21,131	25,870
Contract liabilities	228	—
Operating lease liability, current	440	—
Short-term debt ($636 and $904 related party as of September 30, 2025 and December 31, 2024, respectively)	8,203	8,471
Long-term debt, current	1,866	1,759
Total current liabilities	38,943	45,640
Operating lease liability, net of current portion	2,023	—
Long-term debt, net of current portion ($5,024 and $28,904 related party as of September 30, 2025 and December 31, 2024, respectively)	5,991	30,977
Warrant liabilities	—	4,711
Total liabilities	46,957	81,328

Commitments and contingencies – Note 13

Stockholders’ equity (deficit)
Series B preferred stock ($0.0001 par value, 8,000,000 shares authorized; 5,747,742 issued and outstanding as of September 30, 2025. Liquidation preference of $28.7 million as of September 30, 2025)	1	—
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 37,247,805 and 36,106,345 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	3	3
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 83,814,187 and 44,815,937 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	5	5
Additional paid-in capital	52,043	37,808
Accumulated deficit	(43,301)	(46,538)
Accumulated other comprehensive income (loss)	400	(243)
Total equity (deficit) attributable to common stockholders	9,151	(8,965)
Non-controlling interest	10,685	(11,132)
Total equity (deficit)	19,836	(20,097)
Total liabilities and equity	$66,793	$61,231

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue ($2,237, $2,069, $5,628 and $5,383 related party for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively)	$4,054	$2,069	$8,311	$5,383
Operating expenses:
Project design and build expense	1,408	—	1,946	—
Selling, general and administrative expense ($51, $69, $96 and $69 related party for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively)	6,174	4,490	19,114	16,591
Transaction (credit) expenses	(10)	—	(1,788)	7
Credit loss expense ($12 related party for the nine months ended September 30, 2024)	—	—	—	12
Research and development expense ($9, $31, $184 and $57 related party for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively)	(2)	39	199	65
Depreciation and amortization expense	168	1	212	4
Total operating expenses	7,738	4,530	19,683	16,679
Loss from operations	(3,684)	(2,461)	(11,372)	(11,296)
Share of (loss) gain from equity method investments	(6,840)	38	14,944	2,912
Interest expense ($(461), $(189), $(1,602) and $(615) related party for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively)	(930)	(421)	(3,104)	(1,128)
Interest income	4	4	9	10
Change in fair value of warrant liabilities	—	676	2,886	(1,715)
Change in fair value of earnout liabilities	—	40,649	—	172,271
Foreign exchange transaction (loss) gain	(61)	816	2,146	298
Gain on bargain purchase of OES Acquisition	1,098	—	1,098	—
Net (loss) income before taxes	$(10,413)	$39,301	$6,607	$161,352
Income tax benefit	1	—	1	1
Net (loss) income	$(10,412)	$39,301	$6,608	$161,353
Net (loss) income attributable to noncontrolling interest	(6,038)	33,432	3,371	137,081
Net (loss) income attributable to common stockholders	(4,374)	5,869	3,237	24,272

Net (loss) income per share
Net (loss) income per share, basic	(0.13)	0.49	0.07	2.09
Net (loss) income per share, diluted	(0.13)	0.39	0.04	1.52
Weighted average shares outstanding, basic	37,529,174	12,079,955	37,458,975	11,640,446
Weighted average shares outstanding, diluted	37,529,174	12,303,698	37,521,292	11,888,103

See accompanying notes to unaudited condensed consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED) (CONTINUED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other Comprehensive (loss) income:
Net (loss) income	$(10,412)	$39,301	$6,608	$161,353
Foreign currency translation income	94	4	1,441	—
Total comprehensive (loss) income	$(10,318)	$39,305	$8,049	$161,353
Comprehensive (loss) income attributable to noncontrolling interest	(5,986)	33,435	4,169	137,080
Total comprehensive (loss) income attributable to common stockholders	$(4,332)	$5,870	$3,880	$24,273

See accompanying notes to unaudited condensed consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$6,608	$161,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	212	4
Foreign exchange transaction gain	—	(261)
Share of gain from equity method investments	(14,944)	(2,912)
Interest converted to preferred stock	441	—
Credit loss expense ($12 related party for the nine months ended September 30, 2024)	—	12
Change in fair value of earnouts	—	(172,271)
Change in fair value of warrants	(2,886)	1,715
Share based compensation expense	1,214	1,072
Loss on sale of equipment	—	2
Gain on bargain purchase of OES Acquisition	(1,098)	—
Changes in assets and liabilities:
Accounts receivable ($(369) and $401 related party for the nine months ended September 30, 2025 and 2024, respectively)	(1,068)	441
Contract assets	(1,464)	—
Deferred transaction costs	588	—
Other current assets	(319)	36
Other non-current assets	(1)	(274)
Accounts payable ($(1,536) and $127 related party for nine months ended September 30, 2025 and 2024, respectively)	(2,495)	854
Accrued expenses and other current liabilities ($268 and $66 related party for the nine months ended September 30, 2025 and 2024, respectively)	(5,389)	1,471
Contract liabilities	228	—
Operating lease assets and liabilities	93	—
Net cash used in operating activities	(20,280)	(8,758)
Cash flows from investing activities
Purchase of property and equipment	(133)	(9)
Proceeds from sale of equipment	2	2
Short-term advances to affiliate ($(2,003) related party for the nine months ended September 30, 2025)	(2,003)
Distribution from equity method investment PDP	26,955	—
OES Acquisition	(1,632)	—
Net cash provided by (used) in investing activities	23,189	(7)
Cash flows from financing activities
Proceeds from issuance of Series B preferred stock ($1,500 related party for the nine months ended September 30, 2025)	8,033	—
Short-term advances from affiliates – related party	—	2,287
Proceeds from debt – related party	—	7,221
Proceeds from debt – third party	—	1,250
Repayment of debt – related party	(268)	(2,297)
Repayment of debt – third party	(1,491)	(1,344)
Proceeds from related party credit facilities	1,769	6,464
Repayment of related party credit facilities	(5,384)	(5,392)
Proceeds from exercised warrants	—	111
Proceeds from RSUs issued to affiliates	529	626
Settlement of RSUs	(420)	—
Net cash provided by financing activities	2,768	8,926
Net increase in cash and cash equivalents	5,677	161
Foreign exchange impact on cash	(2,245)	(5)
Cash and cash equivalents at beginning of period	825	672
Cash and cash equivalents at end of period	$4,257	$828

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in thousands of U.S. dollars)

	Nine months ended
	September 30, 2025	September 30, 2024
Supplemental disclosures:
Cash paid for interest	$1,709	$465
Non-cash activities:
Debt to series B preferred stock conversion - principal (See Note 16)	20,265	—
Accrued interest capitalized as debt principal	—	351
Conversion of warrants to common shares, Class A	1,825	7,137
Conversion of Class B Common Stock to Class A Common Stock	17	14,733
Release of earnout Common shares from escrow	—	66,255
Reclassification of earnout shares to equity	—	250,116

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total deficit attributable to common	Non-controlling	Total
	Shares	Amount	Shares	Amount	capital	loss	deficit	stockholders	Interest	deficit
December 31, 2023	9,445,972	$1	62,440,940	$6	$11,699	$(216)	$(68,595)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	9,126	—	—	—	(7,137)	—	—	(7,137)	7,230	93
Conversion of Class B common stock to Class A common stock	2,400,000	—	(2,400,000)	—	(14,733)	—	—	(14,733)	14,733	—
RSU issuances	—	—	—	—	85	—	—	85	482	567
Net income	—	—	—	—	—	—	17,169	17,169	96,855	114,024
Foreign currency translation gain	—	—	—	—	—	1	—	1	3	4
March 31, 2024	11,855,098	$1	60,040,940	$6	$(10,086)	$(215)	$(51,426)	$(61,720)	$(312,586)	$(374,306)
Release of earnout Common shares from escrow and other	224,857	—	8,775,000	1	15,681	—	—	15,682	50,573	66,255
RSU issuances	—	—	—	—	86	—	—	86	472	558
Net income	—	—	—	—	—	—	1,234	1,234	6,794	8,028
Foreign currency translation loss	—	—	—	—	—	(1)	—	(1)	(7)	(8)
June 30, 2024	12,079,955	$1	68,815,940	$7	$5,681	$(216)	$(50,192)	$(44,719)	$(254,754)	$(299,473)
Forfeiture of earnout shares	—	—	—	—	10,345	—	—	10,345	58,935	69,280
Reclassification of stock price based earnout shares	—	—	—	—	27,004	—	—	27,004	153,832	180,836
RSU issuances	—	—	—	—	86	—	—	86	491	577
Net income	—	—	—	—	—	—	5,869	5,869	33,432	39,301
Foreign currency translation gain	—	—	—	—	—	1	—	1	3	4
September 30, 2024	12,079,955	$1	68,815,940	$7	$43,116	$(215)	$(44,323)	$(1,414)	$(8,061)	$(9,475)

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Non-controlling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	Interest	(deficit)
December 31, 2024	—	—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	—	—	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity			—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	—	—	118,832	—	—	—	148	—	—	148	184	332
Net loss	—	—	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain	—	—	—	—	—	—	—	38	—	38	47	85
March 31, 2025	—	$—	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)
RSU issuances	—	—	5,878	—	—	—	222	—	—	222	275	497
Net income	—	—	—	—	—	—	—	—	11,226	11,226	13,886	25,112
Foreign currency translation loss	—	—	—	—	—	—	—	563	—	563	699	1,262
June 30, 2025	—	$—	36,232,805	$3	44,814,187	$5	$38,975	$358	$(38,927)	$414	$510	$924
Series B preferred stock issued	1,655,416	—	—	—	—	—	3,701	—	—	3,701	4,576	8,277
Series B preferred stock issued, debt to equity conversion (See Note 16)	4,092,326	1	—	—	—	—	9,148	—	—	9,149	11,313	20,462
RSU issuances	—	—	15,000	—	—	—	219	—	—	219	272	491
Net loss	—	—	—	—	—	—	—	—	(4,374)	(4,374)	(6,038)	(10,412)
Foreign currency translation gain	—	—	—	—	—	—	—	42	—	42	52	94
September 30, 2025	5,747,742	$1	36,247,805	$3	44,814,187	$5	$52,043	$400	$(43,301)	$9,151	$10,685	$19,836

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

FAST II and Falcon’s Opco’s transaction costs related to the Business Combination of $4.1 million and $12.2 million, respectively, are not yet settled at September 30, 2025. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from the amounts accrued.

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

Liquidity

The Company has been engaged in expanding its physical operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. As a result, the Company has incurred a loss from operations of $11.4 million for the nine months ended September 30, 2025 and has negative cash flows from operating activities of $20.3 million for the nine months ended September 30, 2025. The Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

On September 8, 2025, the Company issued $28.7 million of shares of a newly created series of preferred stock designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”) for $8.0 million in cash and the exchange of $20.7 million of outstanding debt. The $8.0 million in cash was utilized for the expansions of the attractions division. See "Note 16 – Equity".

The Company’s development plans and investments have been funded by a combination of debt and equity contributions from its stockholders and third parties, and from the sale of non-core assets by our equity method investments. The Company is reliant upon its stockholders and third parties to obtain additional financing through debt or equity raises to fund its working capital needs, contractual commitments, and expansion plans. The Company's cash and cash equivalents as of September 30, 2025 were $4.3 million. As of September 30, 2025 and December 31, 2024, the Company has accrued material amounts of expenses in relation to its external advisors in relation to its Form S-4 and other filings. As of September 30, 2025, the Company has a working capital deficiency of $27.0 million including $8.2 million debt that matured on May 16, 2025 and debt coming due of $1.9 million.

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

The Falcon’s Creative Group segment had two customers with revenue greater than 10% of its total revenue. FCG had revenue from Qiddiya Investment Company ("QIC") of $2.2 million and $15.8 million for the three and nine months ended September 30, 2025, respectively. The second customer had revenue of $3.2 million and $7.9 million for the three and nine months ended September 30, 2025, respectively.

The Company had three customers with revenue greater than 10% of total revenue. FBG had revenue from FCG of $1.8 million (44% of total revenue) and $1.7 million (83% of total revenue) for the three months ended September 30, 2025 and 2024, respectively. FBG had revenue from FCG of $5.0 million (61% of total revenue) and $4.9 million (92% of total revenue) for the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable balances from FCG totaled $1.5 million (52% of total Accounts receivable) and $1.4 million (83% of total Accounts receivable) as of September 30, 2025 and December 31, 2024, respectively.

Revenue from the second customer totaled $0.4 million (11% of total revenue) and $0.3 million (17% of total revenue) for the three months ended September 30, 2025 and 2024, respectively. Revenue from the second customer totaled $0.6 million (7% of total revenue) and $0.4 million (8% of total revenue) for the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable balances from the second customer totaled $0.6 million (21% of total Accounts receivable) and $0.3 million (17% of total Accounts receivable) as of September 30, 2025 and December 31, 2024, respectively.

Revenue from the third customer totaled $0.6 million (14% of total revenue) and $1.1 million (13% of total revenue) for the three and nine months ended September 30, 2025. Accounts receivable balances from the third customer totaled $0.3 million (12% of total Accounts receivable) and $0 as of September 30, 2025 and December 31, 2024, respectively.

Leases

The Company evaluates leases at the commencement of the lease to determine the classification as an operating or finance lease. A right-of-use (“ROU”) asset and corresponding lease liability are recorded at lease commencement. Operating lease liabilities are recognized based on the present value of minimum lease payments over the remaining expected lease term. Lease expenses related to operating leases are recognized on a straight-line basis as a component of Selling, general and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

Intangible assets

The Company initially records its intangible assets at fair value. Definite lived intangible assets are located in the United States of America and consist of developed technology, tradenames and trademarks, OES trade name and software rights which are amortized over their estimated useful lives.

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

Transaction (credit) expenses

The Company recognized a credit of $3.5 million for the nine months ended September 30, 2025 as a result of a reduction in accrued transaction expenses due to a negotiated settlement with the service provider. The Company also recognized $1.7 million in transaction expenses for the nine months ended September 30, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Cyber security

During the year ended December 31, 2023, the Company incurred costs related to consultants, experts and data recovery efforts as a result of a network intrusion. During the three months ended September 30, 2025, the Company reached an agreement for $0.6 million in full settlement of a claim against a third party network service provider to recover expenses related to the network intrusion. The amount was recorded as Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2025). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive (loss) income.

Reclassifications

Certain prior year amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2024 and as of the year ended December 31, 2024.

Recently issued accounting standards

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024, and the previously reported segment disclosures have been recast to reflect the new presentation under ASU 2023-07 guidance.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements”. The amendments in this ASU affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this ASU as of March 31, 2025 and it had no material impact to the condensed consolidated financial statements.

Recently issued accounting standards not yet adopted as of September 30, 2025

On December 14, 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-09 on its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)". The amendments in this Update require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets". The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of ASU 2025-05.

3.
Business combination

On May 9, 2025, the Company purchased certain tangible assets and portfolio of intellectual property, including patented technologies, proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International Inc. (“OII”) for $1.6 million cash consideration, the ("OES Acquisition"). The acquisition is part of the Falcon's Beyond Brands segment and was completed to expand our attractions services business. The Company also assumed the lease for a 103,000+ square-foot facility to be utilized by the Falcon’s Beyond Brands division for research, development, manufacturing, and integration of attraction sales and services. The Company had an option to acquire vehicle inventory and lifting assets on or before July 23, 2025, for an additional $7.5 million (the "Option”), or pay $0.5 million additional consideration for the May 9th acquisition, if the Company chose not to exercise the option. The Company did not exercise the Option and recorded an accounts payable additional consideration of $0.5 million. In February 2025, the Company hired a team of 29 employees that had previously worked for OES. Employees were hired under customary terms and conditions for newly hired employees and no benefits or obligations from OES were paid or assumed associated with these employees.

The OES Acquisition was accounted for as a business combination under ASC 805, which requires that purchase consideration, assets acquired and liabilities assumed be measured at their fair values as of the acquisition date. The fair value of the intangible assets was determined using an income approach based on the relief from royalty method. For the favorable lease fair values, we used market rent, market growth rate and discount rate, as relevant, that market participants would consider when estimating fair values. The fair value of the property and equipment was determined using a combination of the cost and market approaches. The estimation of the property and equipment fair value considered the cost, replacement cost, ages, condition, expected useful life, and the intended use for each asset. The allocation of purchase price considerations is preliminary, and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The total purchase price was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The total purchase price was allocated and revised as follows:

	May 9, 2025 as initially reported	Adjustments	May 9, 2025 as adjusted
Assets acquired
Intangible assets	$—	$1,210	$1,210
Operating lease right-of-use asset	3,588	—	3,588
Property and equipment	1,020	28	1,048
Prepaid rent and lease deposit	132	—	132
Total assets acquired	$4,740	$1,238	$5,978

Liabilities assumed
Loss making contract	$—	$140	$140
Operating lease liability	2,608	—	2,608
Total liabilities assumed	$2,608	$140	$2,748

Net assets acquired	2,132	1,098	3,230

Bargain purchase gain	—	(1,098)	(1,098)

Purchase consideration
Cash paid at closing	1,632	—	1,632
Consideration payable	500	—	500
Total purchase consideration	$2,132	$—	$2,132

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $1.1 million associated with the acquisition for the three and nine months ended September 30, 2025 included in gain on bargain purchase of OES Acquisition in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The bargain purchase was a result of OES's plan to divest certain non-core operations.

The Company recognized $1.8 million in revenues and $0.8 million in net loss (including shared service allocation of $0.6 million), respectively, attributable to OES for three months ended September 30, 2025 and $2.7 million in revenues and $3.6 million in net loss (including shared service allocation of $1.6 million), respectively, attributable to OES for nine months ended September 30, 2025. The Company did not incur transaction costs related to the OES Acquisition.

The following table presents the Company’s unaudited pro forma revenue and net income:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$4,054	$3,766	$8,311	$10,474
Net (loss) Income	(10,412)	39,886	6,382	163,109

The unaudited combined pro forma revenue and earnings were prepared as if the OES acquisition had occurred on January 1, 2024. The pro forma information was compiled from pre-acquisition financial information and includes pro forma adjustments for depreciation and amortization expense.

The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

4.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Services transferred over time:
Shared services	$1,793	$1,721	$5,017	$4,937
Destinations operations	442	347	588	445
Attraction sales and services	1,819	1	2,706	1
	$4,054	$2,069	$8,311	$5,383

Accounts receivable, net consisted of:

	As of
	September 30, 2025	December 31, 2024
Related party	$2,082	$1,713
Third party	736	3
	$2,818	$1,716

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
USA	$3,426	$1,722	$7,531	$4,937
Spain	442	347	588	446
Southeast Asia	123	—	123	—
United Arab Emirates	63	—	69	—
	$4,054	$2,069	$8,311	$5,383

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

QIC is entitled to redeem its preferred units on the earlier of (a) the five-year anniversary of the Strategic Investment on July 27, 2028 or (b) any date on which a majority of key persons cease to be employed by FCG. The LLCA contains contractual provisions regarding the distribution of FCG’s income or loss. Pursuant to these provisions, QIC is entitled to a redemption amount of the initial $30.0 million investment plus a 9% annual compounding preferred return. QIC does not absorb losses from FCG that would cause its investment to drop below this redemption amount, and any losses not absorbed by QIC are fully allocated to the Company.

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

The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $60.0 million. The Company recognized its 50% share of the gain of $30.0 million in share of (loss) gain from equity method investments included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. All summarized balance sheets and statements of operations below are presented with discontinued operations for Tertian on a retroactive basis.

Partial Impairment of Investment in PDP

The Tenerife sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The Company has concluded that Karnival is a VIE, because the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. In October 2025, the Company and its joint venture partners agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. As of September 30, 2025, the Company had funded $6.6 million (HKD 51 million). The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments.

Partial Impairment of Investment in Karnival

The winding up process of the joint venture represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in Karnival. Accordingly, the Company performed an impairment evaluation of its equity method investment in Karnival to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in Karnival for impairment as of September 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate valuation inputs (Level 2). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. As of September 30, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.

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

Investments and advances to equity method investments consisted of:

	As of
	September 30, 2025	December 31, 2024
FCG	$15,767	$25,028
PDP	28,768	24,400
Karnival	4,190	7,132
	$48,725	$56,560

Share of (loss) income from equity method investments consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FCG	$(5,378)	$(1,658)	$(9,261)	$(137)
PDP	1,534	1,619	27,147	2,810
Karnival	(2,996)	77	(2,942)	239
	$(6,840)	$38	$14,944	$2,912

Share of (loss) income from FCG consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share of FCG net (loss) income	$(3,776)	$(111)	$(4,471)	$4,173
Preferred unit dividend accretion	(776)	(721)	(2,313)	(1,832)
Basis difference amortization	(826)	(826)	(2,477)	(2,478)
	$(5,378)	$(1,658)	$(9,261)	$(137)

Share of income (loss) from PDP consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share of PDP net income-continuing operations	$1,250	$821	$1,257	$149
Share of PDP net income-discontinued operations	284	798	31,222	2,661
Impairment of PDP	—	—	(5,332)	—
	$1,534	$1,619	$27,147	$2,810

Share of (loss) income from Karnival consisted of:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share of Karnival net income	$9	$77	$63	$239
Impairment of Karnival	(3,005)	—	(3,005)	—
	$(2,996)	$77	$(2,942)	$239

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	September 30, 2025			December 31, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets-continuing operations	$31,564	$29,815	$14,018	$30,094	$3,659	$11,862
Current assets-discontinued operations	—	—	—	—	9,611	—
Non-current assets-continuing operations	24,291	51,685	2,786	28,502	46,008	4,843
Non-current assets-discontinued operations	—	—	—	—	33,084	—
Current liabilities-continuing operations	19,072	8,378	15,513	17,444	6,840	15,539
Current liabilities-discontinued operations	—	—	—	—	7,880	—
Non-current liabilities-continuing operations	6,176	4,991	—	6,076	11,210	—
Non-current liabilities-discontinued operations	—	—	—	—	17,633	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG and PDP consisted of:

	As of
	September 30, 2025		December 31, 2024
	FCG	PDP	FCG	PDP
Assets-continuing operations	$21,219	$135	$28,608	$784
Assets-discontinued operations	—	—	—	87
Liabilities-continuing operations	4,412	1,769	2,293	1,131
Liabilities-discontinued operations	—	—	—	1,349

Assets comprise primarily of accounts receivable, contract assets and other current assets. Liabilities comprise primarily of accounts payable and accrued expenses and other current liabilities and contract liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	Three months ended
	September 30, 2025			September 30, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues-continuing operations	$5,745	$11,170	$—	$13,155	$10,837	$—
(Loss) income from operations-continuing operations	(3,527)	3,767	—	89	3,557	—
Net (loss) income-continuing operations	(3,776)	2,501	18	(111)	1,641	151
Net income-discontinued operations	—	567	—	—	1,599	—

	Nine months ended
	September 30, 2025			September 30, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues-continuing operations	$24,335	$17,752	$—	$43,801	$16,987	$—
(Loss) income from operations-continuing operations	(3,917)	4,666	—	3,933	2,705	—
Net (loss) income-continuing operations	(4,471)	2,513	127	4,173	298	479
Net income-discontinued operations	—	62,443	—	—	5,210	—

Related party activity for FCG and PDP consisted of:

	Three months ended
	September 30, 2025		September 30, 2024
	FCG	PDP	FCG	PDP
Total revenues-continuing operations	$2,291	$5	$13,001	$52
Total expenses-continuing operations	1,921	1,365	3,237	1,319
Total expenses-discontinued operations	—	—	—	763

	Nine months ended
	September 30, 2025		September 30, 2024
	FCG	PDP	FCG	PDP
Total revenues-continuing operations	$16,096	$41	$43,300	$84
Total revenues-discontinued operations	—	—	—	1
Total expenses-continuing operations	5,569	2,101	5,068	1,892
Total expenses-discontinued operations	—	520	—	2,215

6.
Leases

During May 2025, the Company assumed a warehouse lease as part of the OES Acquisition with a term through 2029.

The Company recorded $0.2 million and $0.4 million in lease expense for the three and nine months ended September 30, 2025, respectively, included in Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Operating lease supplemental cash flow information is as follows:

Nine months ended September 30, 2025
Operating cash outflows for amounts included in the measurement of operating lease liabilities:	$288
Right-of-use assets obtained in exchange for operating lease liabilities:	2,608

The Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

As of September 30, 2025
Weighted-average remaining lease term in years	4.3
Weighted-average discount rate	13%

Operating lease liabilities annual maturities are as follows:

As of September 30, 2025
For the period October 1 to December 31, 2025	$102
2026	460
2027	549
2028	652
2029	700
Total future lease commitments	$2,463
Less imputed interest	(778)
Present value of lease liabilities	$1,685

7.
Intangible assets, net

Intangible assets consisted of:

		As of September 30, 2025
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Developed technology	7	$900	$(52)
Tradenames and trademarks	10	200	(8)
OES trade name	1.3	100	(30)
Software rights	3	10	(1)
	7	$1,210	$(91)
Intangible assets, net			$1,119

Intangible asset amortization was $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively.

Estimated future amortization of intangible assets as are as follows:

Amount
For the period October 1 to December 31, 2025	$57
2026	203
2027	152
2028	150
2029	149
2030	149
Thereafter	259
$1,119

8.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2025	December 31, 2024
Transaction and professional fees	$15,953	$20,696
Excise tax payable on FAST II stock redemptions	171	2,211
Accrued payroll and related expenses	2,104	1,461
Accrued interest	2,066	1,117
Demand note payable	—	50
Other	837	335
	$21,131	$25,870

9.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	September 30, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
$14.77 Term Loan – related party	$—	—%	$14,765	8.00%
$15 million revolving credit arrangement – related party	5,024	7.24%	14,140	4.09%
$7.22 million term loan – related party	6,953	11.75%	7,221	9.34%
€7 million term loan	2,568	4.45%	3,299	5.66%
$1.25 million term loan	1,250	11.75%	1,250	9.35%
€1.5 million term loan	265	1.70%	532	1.70%
	16,060		41,207
Less: Current portion of long-term debt and short term debt	(10,069)		(10,230)
	$5,991		$30,977

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments.

The estimated fair value of the €7 million term loan and the $15 million revolving credit arrangement as of September 30, 2025 was $2.4 million and $4.0 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15 million revolving credit arrangement as of December 31, 2024 was $3.1 million, $12.0 million, and $11.4 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

As of September 30, 2025, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity
$15 million revolving credit arrangement (due September 30, 2034)	$9,976

$15 million revolving credit arrangement

The Company had a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. On September 8, 2025, the Company exchanged $5.5 million of the balance of revolving credit arrangement for Series B Preferred Stock. See "Note 16 - Equity". On November 10, 2025, concurrently with the issuance of a new $15.0 million revolving credit arrangement between Infinite Acquisitions and Falcon's Attractions, LLC, the borrowing capacity on this facility was reduced to $5.5 million. The arrangement matures on September 30, 2034 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

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

$1.25 million term loan

Falcon's Opco has a one-year $1.25 million term loan with FAST Sponsor II, LLC (“FAST II Sponsor”). The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. The loan also required an additional payment of $0.5 million if the loan is not paid off by the due date. As of September 30, 2025, we have accrued interest and the additional $0.5 million in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. See "Note 13 – Commitments and contingencies" for the details of the claim from the counterparty.

$7.22 million term loan

Falcon's Opco has a one-year $7.22 million term loan with FAST II Sponsor for $6.3 million and with Katmandu Ventures, LLC (“Katmandu Ventures”) for $0.9 million. The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of September 30, 2025, we have accrued interest in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. See "Note 13 – Commitments and contingencies" for details of the claim from FAST II Sponsor.

$14.77 million term loan

The Company had a ten-year $14.77 million term loan with Infinite Acquisitions. The loan's original maturity was September 30, 2034 and had a fixed interest rate at 8.00% per annum. Payments were interest only through September 2029, thereafter, principal and interest is payable quarterly in arrears. On September 8, 2025, the Company exchanged the term loan and accrued interest of $0.2 million for Series B Preferred Stock. See "Note 16 - Equity".

10.
Related party transactions

Accounts Receivable

The Company has a receivable from PDP for $0.6 million and $0.3 million as of September 30, 2025 and December 31, 2024.

Accounts Payable

The Company reimburses certain audit and professional fees on behalf of PDP and Sierra Parima. There were $0 and $1.4 million unreimbursed audit and professional fees as of September 30, 2025 and December 31, 2024 related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0 for the $0.2 million for the three and nine months ended September 30, 2024, respectively.

Other current assets

The Company has a short-term advance from FCG for $2.0 million and $0 as of September 30, 2025 and December 31, 2024, respectively.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions. On September 8, 2025, the Company exchanged $20.5 million of debt and accrued interest for the issuance of $20.5 million of shares of Series B Preferred Stock. See "Note 16 – Equity". These loans had $0.2 million and $0.5 million accrued interest as of September 30, 2025 and December 31, 2024, respectively.

Loans with Katmandu Ventures, LLC had accrued interest of $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively. Accrued interest is included within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

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

Intercompany Services Agreement between FCG and the Company

There was a $1.1 million and $0.7 million accounts receivable balance outstanding as of September 30, 2025 and December 31, 2024 related to the Intercompany Services Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG and PDP. Total related party revenues from services provided to our equity method investments were $2.2 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $1.8 million and $1.7 million revenue related to services provided to FCG for the three months ended September 30, 2025 and 2024, respectively.

Total related party revenues from services provided to our equity method investments were $5.6 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $5.0 million and $4.9 million revenue related to services provided to FCG for the nine months ended September 30, 2025 and 2024.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.1 million and $0.2 million related to these services as of September 30, 2025, and December 31, 2024, respectively. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $0.3 million and $0.7 million in accounts receivable from FCG related to reimbursable costs as of September 30, 2025 and December 31, 2024, respectively.

Subscription agreement with Infinite Acquisitions

Infinite Acquisitions irrevocably committed to invest $12.8 million in the Company. As of September 30, 2025, Infinite Acquisitions has not met its commitment.

Series B Preferred stock

On September 8, 2025, the Company issued 307,627 shares of Series B Preferred Stock to Gino P. Lucadamo, a director of the Company in exchange for $1.5 million in cash. See "Note 16 – Equity".

11.
Income taxes

The tax provisions for the three and nine months ended September 30, 2025, and 2024 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2025. The Company paid no income taxes for the three and nine months ended September 30, 2025. The Company paid less than $0.1 million in income taxes for the three and nine months ended September 30, 2024.

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets.

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, commonly referred to as the "One Big Beautiful Bill Act,” was enacted in the United States. The Company has evaluated the impact of the guidance provided to date and determined that it is not expected to have a material impact on fiscal year 2025. The Company will continue to evaluate the impact of the various provisions that could affect our gross deferred tax liability, including changes related to bonus depreciation and the expensing of research and development expenditures, among other topics.

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

13.
Commitments and contingencies

Litigation — The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim. Guggenheim denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, and on October 27, 2025 Guggenheim moved for summary judgment on its claims, which the Company opposed; on the same day, the Company moved for partial summary judgment on its claims which Guggenheim opposed. Pursuant to the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of September 30, 2025 and December 31, 2024, within Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets, with respect to the alleged amended engagement agreement with Guggenheim.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. On September 29, 2025, the Company opposed the Motion, and FAST filed its reply in support of the Motion on October 9, 2025. The Motion is before the Court, and the parties expect it to schedule oral argument on the Motion. The Company intends to vigorously defend itself against the claims alleged in the Motion.

Indemnification — In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2025, and December 31, 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments — The Company has entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. For each location, the Company is required to pay a one-time $0.3 million development fee and an on-going royalty fee of 6% of gross sales starting in the year 2025. The development fee is due no later than 12 months prior to the scheduled opening of the respective locations. Under the agreement, the royalty is at minimum $0.3 million for the year 2025 and 85% of the previous year’s actual royalty paid for 2026 onward. As of September 30, 2025, the Company paid the $0.3 million development fee and accrued $0.3 million in minimum royalty fees for one location.

As of February 24, 2023, the Company has entered into a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of $0.1 million per year for the years 2024 through 2032.

14.
Segment information

The Company has four reportable operating segments, Falcon’s Creative Group, PDP, Destinations Operations and Falcon’s Beyond Brands. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segments' income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. segment (loss) income from operations include costs directly attributable to the segment including project design and build expenses, selling, general and administrative expenses, research and development expenses, and the share of (loss) gain from equity method investments, excluding impairments and gain from Tenerife Sale. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment (loss) income from operations and the Company’s unaudited condensed consolidated financial statement results.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended September 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$5,745	$442	$—	$1,819	$8,006

Reconciliation of revenue
Revenue corporate unallocated					1,793
Revenue FCG					(5,745)
Total consolidated revenue					4,054

Project design and build expense	(6,005)	—	—	(1,408)
Selling, general and administrative	(2,914)	(332)	—	(2,427)
Research and development expense	—	(9)	—	—
Share of gain from equity method investments, excluding gain on Tenerife Sale and joint venture impairments	—	9	1,270	—
Segment (loss) income from operations	$(3,174)	$110	$1,270	$(2,016)	$(3,810)

	Three months ended September 30, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$13,155	$347	$—	$1	$13,503

Reconciliation of revenue
Revenue corporate unallocated					1,721
Revenue FCG					(13,155)
Total consolidated revenue					2,069

Project design and build expense	(9,512)	—	—	—
Selling, general and administrative	(3,233)	(485)	—	(699)
Research and development expense	—	(30)	—	(8)
Share of gain from equity method investments	—	77	1,619	—
Segment income (loss) from operations	$410	$(91)	$1,619	$(706)	$1,232

	Nine months ended September 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$24,336	$588	$—	$2,706	$27,630

Reconciliation of revenue
Revenue corporate unallocated					5,017
Revenue FCG					(24,336)
Total consolidated revenue					8,311

Project design and build expense	(18,775)	—	—	(1,946)
Selling, general and administrative	(8,447)	(946)	—	(5,939)
Research and development expense	(2)	(215)	—	—
Share of gain from equity method investments, excluding gain on Tenerife Sale and joint venture impairments	—	63	2,459	—
Segment (loss) income from operations	$(2,888)	$(510)	$2,459	$(5,179)	$(6,118)

	Nine months ended September 30, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$43,801	$445	$—	$1	$44,247

Reconciliation of revenue
Revenue corporate unallocated					4,937
Revenue FCG					(43,801)
Total consolidated revenue					5,383

Project design and build expense	(29,260)	—	—	—
Selling, general and administrative	(9,588)	(1,473)	—	(2,155)
Research and development expense	—	(57)	—	(8)
Share of gain from equity method investments	—	239	2,810	—
Segment income (loss) from operations	$4,953	$(846)	$2,810	$(2,162)	$4,755

A reconciliation of segment (loss) income from operations to net (loss) income before taxes is as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Segment (loss) income from operations	$(3,810)	$1,232	$(6,118)	$4,755
Unallocated corporate overhead	(1,611)	(1,586)	(7,195)	(8,026)
Elimination FCG segment (loss) income from operations	3,174	(410)	2,888	(4,953)
Share of loss from FCG	(5,378)	(1,658)	(9,261)	(137)
Transaction credit (expenses)	10	—	1,788	(7)
Credit loss expense	—	—	—	(12)
Depreciation and amortization expense	(168)	(1)	(212)	(4)
Share of equity method investee's gain on Tenerife Sale	264	—	30,019	—
Impairment of PDP	—	—	(5,332)	—
Impairment of Karnival	(3,005)	—	(3,005)	—
Interest expense	(930)	(421)	(3,104)	(1,128)
Interest income	4	4	9	10
Change in fair value of warrant liabilities	—	676	2,886	(1,715)
Change in fair value of earnout liabilities	—	40,649	—	172,271
Foreign exchange transaction (loss) gain	(61)	816	2,146	298
Gain on bargain purchase of OES Acquisition	1,098	—	1,098	—
Net (loss) income before taxes	$(10,413)	$39,301	$6,607	$161,352

Identifiable assets and capital expenditures are comprised of:

	Total Assets		Capital Expenditures
	As of		Nine months ended
	September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2024
Falcon’s Creative Group	$15,767	$25,028	$472	$11,099
Destinations Operations	5,258	7,480	—	—
PDP	28,770	24,400	—	—
Falcons Beyond Brands	9,684	251	128	—
Unallocated corporate assets and intersegment eliminations	7,314	4,072	(467)	(11,090)
	$66,793	$61,231	$133	$9

15.
Fair value measurement

Assets and liabilities measured at fair value on a recurring basis are comprised of:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$4,711	—	—	$4,711
	$4,711	$—	$—	$4,711

The warrant liability fair value is based on quoted market prices in active markets, and therefore is classified within Level 1 of the fair value hierarchy. See "Note 18 – Stock warrants".

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the period presented.

16.
Equity

Common Stock

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

Series B Preferred Stock

On September 8, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited investors, including Infinite Acquisitions, a greater than 5% shareholder and creditor of the Company, and Gino P. Lucadamo, a director of the Company (the “Investors”). The Company issued $28.7 million of shares of a newly created series of preferred stock, par value $0.0001 per share, designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”), at a purchase price of $5.00 per share, for 5,747,742 shares of Series B Preferred Stock. The Company received $8.0 million in cash and the exchange of $20.7 million of outstanding debt and accrued interest.

Debt Exchange Agreement

On September 8, 2025, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with Infinite Acquisitions to exchange $20.5 million of debt and accrued interest for $20.5 million of shares of Series B Preferred Stock, at a per share price of $5.00, for 4,092,326 shares of Series B Preferred Stock. The debt exchanged included the $14.77 million term loan, term loan accrued interest of $0.2 million and $5.5 million of the outstanding amount under the revolving credit arrangement. The exchange was accounted for as a debt extinguishment.

Series B Preferred Stock Liquidation Preferences

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Series B Preferred Stock has a liquidation preference equal to the greater of $5.00 per share, plus accrued and unpaid dividends, or the amount per share as would have been paid had all shares of Series B Preferred Stock been converted into shares of Class A Common Stock immediately prior to the liquidation event.

Series B Preferred Stock Dividend

The Series B Preferred Stock has an annual cumulative dividend rate of 11% of the $5.00 per share liquidation preference, which accrues quarterly. Prior to January 1, 2027, accrued dividends will be paid in Series B Preferred Stock (the “Dividend Shares”) equal to the aggregate accrued dividends unpaid divided by $5 when and if declared by the Board. On and after January 1, 2027, all dividends accrued will be paid in cash. Any dividends not declared and paid in Dividend Shares or cash will be added to the liquidation preference of each share of Series B Preferred Stock.

Upon the declaration of a dividend on the Class A Common Stock, the Series B Preferred Stockholders will receive a dividend, equal to the product of the dividend on each share of Class A Common Stock and the number of shares of Class A Common Stock issuable upon conversion of a share of Series B Preferred Stock.

Series B Preferred Stock Conversion Rights

The Series B Preferred Stock will convert into shares of Class A Common Stock at the then-applicable conversion rate, automatically following the third anniversary of the original issuance date, if at any time the volume weighted average sale price of one share of Class A Common Stock equals or exceeds $10.00 per share, as adjusted, for a period of at least 21 trading days out of 30 consecutive trading days. The initial conversion rate is one-to-one. The holders of Series B Preferred Stock do not have the right to elect to convert the Series B Preferred Stock.

In the event of a reorganization involving the Company, such as a merger, consolidation, reclassification, or statutory exchange, where Class A Common Stock is exchanged for cash, securities, or other property, each outstanding share of Preferred Stock will become convertible into the same form and proportion of consideration that a holder of Class A Common Stock would have received, had the Preferred Stock been converted immediately prior to the event. This conversion right is contingent upon all holders of pari passu and subordinated equity instruments receiving the same form of consideration. If each share of Class A Common Stock, or pari passu or subordinated equity instrument, is entitled to receive a mix of kind or amount of securities, cash and/or other property upon such reorganization event, the Preferred Stock holders shall be entitled to receive the same mix and form of consideration.

Series B Preferred Voting Rights

The holders of Series B Preferred Stock have the right to vote on an as-converted to Class A Common Stock basis on all matters presented to the Company’s stockholders. Additionally, holders of Series B Preferred Stock have customary protective provisions.

17.
Net loss per share

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

The weighted average shares of common stock outstanding used to determine the Company’s net (loss) income per share reflects the following:

	Three months ended		Nine months ended
(amounts in thousands, except number of shares and amount per share)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net (loss) income	$(10,412)	$39,301	$6,608	$161,353
Net (loss) income attributable to noncontrolling interests	(5,943)	33,432	3,309	137,081
Series B Preferred Stock dividends	(508)	—	(508)	—
Income allocated to participating Series B Preferred Stock	—	—	(37)

Net (loss) income available to Class A common stockholders	(4,977)	5,869	2,754	24,272
Adjustment for dilutive RSUs	—	—	—	1
Adjustment for dilutive warrants	—	—	(1,306)	—
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	—	(1,110)	—	(6,162)
Dilutive net (loss) income attributable to Class A common stockholders	$(4,977)	$4,759	$1,448	$18,111
Denominator:
Weighted average Class A common stock outstanding - basic	37,529,174	12,079,955	37,458,975	11,640,446
Adjustment for dilutive RSUs	—	1,189	—	396
Adjustment for dilutive warrants	—	—	62,317	—
Adjustment for dilutive Class A earnout shares	—	222,554	—	247,261
Weighted average Class A common stock outstanding – diluted	37,529,174	12,303,698	37,521,292	11,888,103

Net (loss) income per Class A common share - basic:	(0.13)	0.49	0.07	2.09
Net (loss) income per Class A common share – diluted:	(0.13)	0.39	0.04	1.52

The Company applies the treasury stock method to the warrants and RSUs, the contingently issuable shares method to the Earnout shares, and the if-converted method for the Exchangeable noncontrolling interests, if dilutive.

During the quarter ended September 30, 2025, the Company issued convertible Series B Preferred Stock. The convertible Series B Preferred Stock receives dividends and participates in earnings alongside common stockholders and is therefore classified as a participating security. For basic earnings per share, the Company applies the two-class method. Under the two-class method, net income is reduced by the preferred dividends and earnings allocated to participating securities. Further, because the Series B Preferred Stock is convertible into Class A common stock, it also represents a potential common share for diluted EPS. For participating securities that are convertible into common stock, the Company calculates the diluted earnings per share using the more dilutive of the two-class method and the if-converted method.

The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Class A earnout shares	1,000,000	1,200,000	1,000,000	1,200,000
Class B earnout shares	39,000,000	46,800,000	39,000,000	46,800,000
Series B Preferred Stock shares	5,747,742	—	5,747,742	—
Warrants to purchase common stock	—	6,238,104	—	6,238,104
RSUs	919,564	1,098,682	874,365	1,098,682

18.
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

As of September 30, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

19.
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

Restricted Stock Units
Nonvested at January 1, 2025	1,077,498
Granted	62,000
Forfeited	(180,784)
Vested	(39,150)
Nonvested shares outstanding at September 30, 2025	919,564

The RSUs under the Plan generally vest over a six-month to five year period following the date of grant.

The RSUs granted under the Plan on February 7, 2025 vest one-third each year following the grant date.

The fair value of these RSUs is estimated based on the fair value of the Company’s common stock on the date of grant using the closing price on the day of grant.

The Company recognized stock-based compensation expense of $0.4 million for the three months ended September 30, 2025 and 2024, and $1.2 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, which is included within Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The $0.1 million and $0.2 million compensation cost for RSU’s granted to FCG employees for the three months ended September 30, 2025 and 2024, respectively; and the $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of September 30, 2025 and December 31, 2024, stock-based compensation expense not yet recognized relating to nonvested awards was $6.9 million and $10.0 million, respectively, of which $2.4 million and $3.4 million relates to compensation cost for RSU’s granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

21.
Subsequent events

The Company has evaluated subsequent events through November 14, 2025 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the following:

On November 10, 2025, Falcon's Attractions, LLC, a wholly owned subsidiary of the Company, entered into a new revolving credit arrangement with Infinite Acquisitions Partners LLC for $15.0 million. The arrangement matures on September 30, 2030 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%. In conjunction with the second line of credit the Company reduced the capacity on its existing $15.0 million revolving credit arrangement to $5.5 million.

On November 7, 2025, in accordance with the Subscription Agreements, the Company issued 39,837 Series B Preferred Shares to holders of record as of October 23, 2025, as a dividend paid-in-kind (“PIK”) on the Series B Preferred Stock. The PIK dividend is recorded at fair value as of the respective declaration date.

On November 6, 2025, Infinite Acquisitions submitted a redemption notice to the Company to convert its 11,151,367 Class B common stock holding to Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of the Company as of and for the three and nine months ended September 30, 2025, and 2024, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

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

The following reflects our results of operations for the three and nine months ended September 30, 2025 and 2024.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, raising capital and recruiting personnel. The Company has incurred a loss from operations, and negative cash flows from operating activities, as it has invested in growing the Falcon's Beyond Brands division and the newly acquired OES business, for the nine months ended September 30, 2025. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of the interim unaudited condensed consolidated financial statements.

The Company’s development plans, and investments have been funded by a combination of debt and equity investments from its stockholders, and distributions from the sale of non-core assets from its equity method investments. The Company is reliant upon its stockholders, and third parties for obtaining additional financing through debt or equity raises, and from distributions from equity method investments, to fund its working capital needs, contractual commitments, and expansion plans. As of September 30, 2025, the Company continues to carry material accrued expenses and accounts payable in relation to its external advisors fees for the 2023 Business Combination. As of September 30, 2025, the Company has a working capital deficiency of $27.0 million including $8.2 million debt that matured on May 16, 2025 and debt coming due of $1.9 million.

The Company does not currently have sufficient cash or liquidity to pay all liabilities that are owed or are maturing in the next twelve months and fund ongoing operations. There can be no assurance that additional capital or financing raises, or liquidation of non-core assets and investments, if completed, will provide the necessary funding for the next twelve months from the date of this Quarterly Report. This Quarterly Report does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.

The following table summarizes our results of operations for the following periods:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Revenue	$4,054	$2,069	$1,985	$8,311	$5,383	$2,928
Expenses:
Project design and build expense	1,408	—	1,408	1,946	—	1,946
Selling, general and administrative expense	6,174	4,490	1,684	19,114	16,591	2,523
Transaction (credit) expenses	(10)	—	(10)	(1,788)	7	(1,795)
Credit loss expense	—	—	—	—	12	(12)
Research and development	(2)	39	(41)	199	65	134
Depreciation and amortization expense	168	1	167	212	4	208
Loss from operations	(3,684)	(2,461)	(1,223)	(11,372)	(11,296)	(76)
Share of (loss) gain from equity method investments	(6,840)	38	(6,878)	14,944	2,912	12,032
Interest expense	(930)	(421)	(509)	(3,104)	(1,128)	(1,976)
Interest income	4	4	—	9	10	(1)
Change in fair value of warrant liabilities	—	676	(676)	2,886	(1,715)	4,601
Change in fair value of earnout liabilities	—	40,649	(40,649)	—	172,271	(172,271)
Foreign exchange transaction (loss) gain	(61)	816	(877)	2,146	298	1,848
Gain on bargain purchase of OES Acquisition	1,098	—	1,098	1,098	—	1,098
Net (loss) income before taxes	$(10,413)	$39,301	$(49,714)	$6,607	$161,352	$(154,745)
Income tax benefit	1	—	1	1	1	—
Net (loss) income	$(10,412)	$39,301	$(49,713)	$6,608	$161,353	$(154,745)

Revenue

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Services transferred over time:
Shared services	$1,793	$1,721	$72	$5,017	$4,937	$80
Destinations operations	442	347	95	588	445	143
Attraction sales and services	1,819	1	1,818	2,706	1	2,705
Other	—	—	—	—	—	—
	$4,054	$2,069	$1,985	$8,311	$5,383	$2,928

Revenue increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by new attractions contracts.

Project design and build expense

Project design and build expense increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by new attractions sales and service contracts.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by a $2.1 million increase in payroll, payroll taxes, and benefits, professional fees, occupancy costs and marketing to support the expansion of the attraction services business. The increase was partially offset by $0.6 million credit in full settlement of a claim against a third party network service provider to recover expenses related to a network intrusion.

Selling, general and administrative expense increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by a $5.2 million increase in payroll, payroll taxes, and benefits, professional fees, occupancy costs and marketing to support the expansion of the attraction services business. The decrease was partially offset by a $2.3 million decrease in audit and professional services fees and by a $0.6 million credit in full settlement of a claim against a third party network service provider to recover expenses related to a network intrusion.

Transaction (credit) expenses

The Company recognized a transaction credit of $3.5 million for the nine months ended September 30, 2025 as a result of a transaction expense settlement. The transaction credit was partially offset by $1.7 million transaction expenses for the nine months ended September 30, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Research and Development

Research and development increased for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by the development of a location based entertainment experience.

Depreciation and amortization expense

Depreciation and amortization expense increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by the OES Acquisition. See “Note 3 – Business combination” within Item 1 of this Quarterly Report.

Share of (loss) gain from equity method investments

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Share of PDP net income-continuing operations	$1,250	$821	$429	$1,257	$149	$1,108
Share of PDP net income-discontinued operations	284	798	(514)	31,222	2,661	28,561
Impairment of PDP	—	—	—	(5,332)	—	(5,332)
Share of Karnival net income	9	77	(68)	63	239	(176)
Impairment of Karnival	(3,005)	—	(3,005)	(3,005)	—	(3,005)
Share of FCG net income	(5,378)	(1,658)	(3,720)	(9,261)	(137)	(9,124)
	$(6,840)	$38	$(6,878)	$14,944	$2,912	$12,032

Share of (loss) gain from equity method investments increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024 was primarily driven by:

PDP: Share of net income from PDP decreased for the three months ended September 30, 2025, compared to the same periods in 2024, primarily driven by lower net income due to absence of the the Tenerife property following the sale of Tertian earlier in the year, partially offset by purchase price adjustments on the sale of Tertian and a higher foreign currency translation rate.

Share of net income from PDP increased for the nine months ended September 30, 2025, compared to the same periods in 2024. On May 30, 2025, PDP sold all the shares of Tertian XXI, S.L., ("Tertian") a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife, the ("Tenerife Sale"). The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $60.0 million. The Company recognized its 50% share of the gain of $30.0 million within the share of (loss) gain from equity method investments.

The fair value of the Company’s remaining investment in PDP, which operates one hotel resort and theme park located in Mallorca, Spain, was determined to be below the recorded value. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of (loss) gain from equity method investments.

See “Note 5 – Investments and advances to equity method investments” within Item 1 of this Quarterly Report. The Company recognized its 50% share of PDP’s net income.

•
Karnival: Share of net loss from Karnival increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by an impairment in the carrying value of the investment. The fair value of the

Company’s investment in Karnival was determined to be $4.2 million. During October 2025, the Company and its joint venture partner have agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. As a result the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.
•
FCG: The Company recognizes 100% of net income (loss), 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG's net income (loss) was impacted by adjustments for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Share of FCG net (loss) income	$(3,776)	$(111)	$(3,665)	$(4,471)	$4,173	$(8,644)
Preferred unit dividend accretion	(776)	(721)	(55)	(2,313)	(1,832)	(481)
Basis difference amortization	(826)	(826)	—	(2,477)	(2,478)	1
	$(5,378)	$(1,658)	$(3,720)	$(9,261)	$(137)	$(9,124)

Interest expense

Interest expense increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by the increase in interest rates on both short and long-term debt.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by the decrease in the market value of the warrants through January 14, 2025. As of March 31, 2025, all warrants have been reclassified to equity and will not require subsequent fair value measurement. See "Note 18 – Stock warrants" in the Company’s unaudited condensed consolidated financial statements.

Change in fair value of earnout liability

As of September 30, 2025, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets were reclassified to equity and do not require subsequent fair value measurement. As a result, there was no change in fair value of earnout liabilities incurred for the three and nine months ended September 30, 2025.

Gain due to change in fair value of earnout liability was for the three and nine months ended September 30, 2024, primarily driven by a decrease in the market price of the Company’s stock between December 31, 2023 and September 30, 2024.

Foreign exchange transaction (loss) gain

Foreign exchange transaction loss increased for the three months ended September 30, 2025, compared to the same periods in 2024. The change is primarily attributable to the foreign exchange loss on U.S. denominated intercompany debt with a Spanish subsidiary as the U.S. dollar strengthened against the Euro during the three months ended September 30, 2025, and weakened against the Euro during the three months ended September 30, 2024. This intercompany debt was repaid during the three months ended September 30, 2025.

Foreign exchange transaction gain increased for the nine months ended September 30, 2025, compared to the same periods in 2024. The change is primarily attributable to the foreign exchange gain on U.S. denominated intercompany party debt with a Spanish subsidiary as the U.S. dollar weakened against the Euro during the nine months ended September 30, 2025, and strengthened against the Euro during the nine months ended September 30, 2024.

Gain on bargain purchase of OES Acquisition

The fair value of the identifiable assets acquired and liabilities assumed in the OES Acquisition exceeded the fair value of the purchase price. Therefore, the Company recognized $1.1 million gain on bargain purchase of OES Acquisition for the three and nine months ended September 30, 2025. See “Note 3 – Business combination" in the Company’s unaudited condensed consolidated financial statements.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Revenues:
Falcon’s Creative Group	$5,745	$13,155	$(7,410)	$24,336	$43,801	$(19,465)
Destinations Operations	442	347	95	588	445	143
Falcon’s Beyond Brands	1,819	1	1,818	2,706	1	2,705
Falcon’s Creative Group deconsolidation	(5,745)	(13,155)	7,410	(24,336)	(43,801)	19,465
Unallocated corporate revenue	1,793	1,721	72	5,017	4,937	80
Total revenue	4,054	2,069	1,985	8,311	5,383	2,928
Segment (loss) income from operations:			—			—
Falcon’s Creative Group	(3,174)	410	(3,584)	(2,888)	4,953	(7,841)
Destinations Operations	110	(91)	201	(510)	(846)	336
PDP	1,270	1,619	(349)	2,459	2,810	(351)
Falcon’s Beyond Brands	(2,016)	(706)	(1,310)	(5,179)	(2,162)	(3,017)
Total segment (loss) income from operations	(3,810)	1,232	(5,042)	(6,118)	4,755	(10,873)
Unallocated corporate overhead	(1,611)	(1,586)	(25)	(7,195)	(8,026)	831
Elimination FCG segment (loss) income from operations	3,174	(410)	3,584	2,888	(4,953)	7,841
Share of loss from FCG	(5,378)	(1,658)	(3,720)	(9,261)	(137)	(9,124)
Transaction credit (expenses)	10	—	10	1,788	(7)	1,795
Credit loss expense	—	—	—	—	(12)	12
Depreciation and amortization expense	(168)	(1)	(167)	(212)	(4)	(208)
Share of equity method investee's gain on Tenerife Sale	264	—	264	30,019	—	30,019
Impairment of PDP	—	—	—	(5,332)	—	(5,332)
Impairment of Karnival	(3,005)	—	(3,005)	(3,005)	—	(3,005)
Interest expense	(930)	(421)	(509)	(3,104)	(1,128)	(1,976)
Interest income	4	4	—	9	10	(1)
Change in fair value of warrant liabilities	—	676	(676)	2,886	(1,715)	4,601
Change in fair value of earnout liabilities	—	40,649	(40,649)	—	172,271	(172,271)
Foreign exchange transaction (loss) gain	(61)	816	(877)	2,146	298	1,848
Gain on bargain purchase of OES Acquisition	1,098	—	1,098	1,098	—	1,098
Net (loss) income before taxes	$(10,413)	$39,301	$(49,714)	$6,607	$161,352	$(154,745)
Income tax benefit	1	—	1	1	1	—
Net (loss) income	$(10,412)	$39,301	$(49,713)	$6,608	$161,353	$(154,745)

•
FCG segment income decreased for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily as a result of a decrease in revenues and a decrease in margins on certain current long-term contracts. FCG's net income (loss) was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Share of FCG net (loss) income	$(3,776)	$(111)	$(3,665)	$(4,471)	$4,173	$(8,644)
Preferred unit dividend accretion	(776)	(721)	(55)	(2,313)	(1,832)	(481)
Basis difference amortization	(826)	(826)	—	(2,477)	(2,478)	1
	$(5,378)	$(1,658)	$(3,720)	$(9,261)	$(137)	$(9,124)

FCG revenues decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of the timing of certain contract performance obligations.

FCG project design and build expense decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by the decrease in project revenues partially offset by a decline in project gross margins on certain design projects.

•
Destinations Operations segment income (loss) from operations increased (decreased) for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily driven by decreased shared services allocations.
•
PDP's share segment income increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of the Tenerife Sale partially offset by the impairment of PDP. See “Note 5 – Investments and advances to equity method investments” within Item 1 of this Quarterly Report.
•
FBB segment loss from operations increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily driven by an increase in payroll and selling, general and administrative costs related costs to develop the Falcon's Attractions business, partially offset by increases in revenue net of project design and build expenses, from new attractions service contracts.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (loss) from reportable segments and the Company’s unaudited condensed consolidated financial results. For more information about our Segment Reporting, see Note 14 – Segment information in the Company’s unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction (credit) expenses related to the business combination, credit loss expense related to the closure of the Sierra Parima Katmandu Park, share of equity method investee’s gain on Tenerife Sale, impairment of PDP, impairment of Karnival, change in fair value of warrant liabilities, change in fair value of earnout liabilities and gain on bargain purchase of OES Acquisition.

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

The following table sets forth reconciliations of net loss under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Net (loss) income	$(10,412)	$39,301	$(49,713)	$6,608	$161,353	$(154,745)
Interest expense	930	421	509	3,104	1,128	1,976
Interest income	(4)	(4)	—	(9)	(10)	1
Income tax benefit	(1)	—	(1)	(1)	(1)	—
Depreciation and amortization expense	168	1	167	212	4	208
EBITDA	(9,319)	39,719	(49,038)	9,914	162,474	(152,560)
Transaction (credit) expenses	(10)	—	(10)	(1,788)	7	(1,795)
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	—	—	—	—	12	(12)
Share of equity method investee's gain on Tenerife Sale	(264)	—	(264)	(30,019)	—	(30,019)
Impairment of PDP	—	—	—	5,332	—	5,332
Impairment of Karnival	3,005	—	3,005	3,005	—	3,005
Change in fair value of warrant liabilities	—	(676)	676	(2,886)	1,715	(4,601)
Change in fair value of earnout liabilities	—	(40,649)	40,649	—	(172,271)	172,271
Gain on bargain purchase of OES Acquisition	(1,098)	—	(1,098)	(1,098)	—	(1,098)
Adjusted EBITDA	$(7,686)	$(1,606)	$(6,080)	$(17,540)	$(8,063)	$(9,477)

Adjusted EBITDA loss increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by a $1.1 million increase in losses from operations from the integration of the OES acquisition, a $4.0 million decrease in the share of (loss) gain from equity method investments and a decrease of $0.9 million in foreign exchange transaction gain.

Adjusted EBITDA loss increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by a $0.7 million increase in losses from operations from the integration of the OES acquisition, a $9.7 million decrease in share of gain from equity method investments, partially offset by an increase of $1.8 million in foreign exchange transaction gain.

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

The following table sets forth reconciliations of net (loss) income for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change $	September 30, 2025	September 30, 2024	Change $
Net (loss) income	$(3,776)	$(111)	$(3,665)	$(4,471)	$4,173	$(8,644)
Interest expense	151	153	(2)	451	464	(13)
Interest income	(14)	(1)	(13)	(16)	(33)	17
Income tax expense (benefit)	26	39	(13)	40	(187)	227
Depreciation and amortization expense	354	322	32	1,027	1,008	19
EBITDA and Adjusted EBITDA	$(3,259)	$402	$(3,661)	$(2,969)	$5,425	$(8,394)

Adjusted EBITDA decreased for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by a decrease in revenues of $7.4 million; partially offset by a decrease in project design and build expenses of $3.5 million and a decrease in selling, general and administrative expense of $0.3 million.

Adjusted EBITDA decreased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by a decrease in revenues of $19.5 million; partially offset by a decrease in project design and build expenses of $10.5 million and a decrease in selling, general and administrative expense of $1.1 million. As of September 30, 2025, the contracted pipeline for FCG was $48.3 million.

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

On September 8, 2025, the Company issued $28.7 million of Series B Preferred Stock for $8.0 million in cash and the exchange of $20.7 million of outstanding debt and accrued interest.

As of September 30, 2025, our total indebtedness was approximately $16.1 million. We had approximately $4.3 million of cash and cash equivalents and $10.0 million available for borrowing under our lines of credit. On November 10, 2025 we entered into a new $15.0 million line of credit agreement and amended our existing line of credit agreement to reduce the borrowing capacity to $5.5 million. Collectively, these agreements increasing cash available for borrowing by $5.5 million.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our lines of credit, along with distributions from equity method investees, additional debt and equity capital raises, and reviewing our portfolio of assets to provide additional liquidity over the next twelve months to meet our short-term needs. Currently, we do not have sufficient cash from operations and unused capacity to settle our outstanding liabilities and meet the needs of our next twelve months of our operations.

For the nine months ended September 30, 2025, we have operational losses, and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we have $21.1 million of accrued expenses and other current liabilities, which include $16.0 million of transaction and other related professional fees, $2.1 million of accrued payroll and related expenses, $2.0 million accrued interest and approximately $1.0 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded.

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

Transaction costs

Pursuant to the Business Combination during the year ended December 31, 2023, the Company received net cash proceeds from the Business Combination totaling $0.9 million, net of $1.3 million of FAST II transaction costs and $1.6 million of Falcon’s Opco transaction costs paid at Closing. FAST II and Falcon’s Opco transaction costs related to the Business Combination of $4.1 million and $12.2 million, respectively, are not yet settled as of September 30, 2025, and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim. Guggenheim denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, and on October 27, 2025 Guggenheim moved for summary judgment on its claims, which the Company opposed; on the same day, the Company moved for partial summary judgment on its claims which Guggenheim opposed. Pursuant to the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of September 30, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim.

Related Party Loans

On September 8, 2025, the Company exchanged $20.5 million of debt and accrued interest with Infinite Acquisitions for the issuance of $20.5 million of shares of Series B Preferred Stock.

The Company has a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with an outstanding balance of $0.6 million as of September 30, 2025. The loan was due on May 16, 2025 and we are in negotiations to amend the loan.

See "Note 9 – Long-term debt and borrowing arrangements", "Note 10 – Related party transactions" and "Note 16 – Equity" in the Company’s unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine months ended
	September 30, 2025	September 30, 2024	Change $
Cash used in operating activities	$(20,280)	$(8,758)	$(11,522)
Cash provided by (used) in investing activities	23,189	(7)	23,196
Cash provided by financing activities	2,768	8,926	(6,158)

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs, operating costs of our Falcon's Attraction services business and corporate overhead activities.

Cash used in operating activities increased for the nine months ended September 30, 2025, compared to the same period in 2024, due to the settlement of accounts payable and accrued obligations associated with our corporate overhead and compliance costs, and the investment in working capital for the growth of the Falcon's Beyond Brands business following the OES Acquisition.

Cash Flows from Investing Activities

Net cash provided by investing activities increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily related to a $27.0 million dividend distribution from PDP, partially offset by $2.0 million advance to affiliate and $1.6 million cash paid for the OES Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased for the nine months ended September 30, 2025, compared to the same period in 2024. The Company received $8.0 million in proceeds from the issuance Series B Preferred Stock and made net repayments of $5.3 of debt in the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company received $6.0 million in net proceeds from debt and warrant exercises, $2.3 million in short term advances from affiliates and $0.6 million in proceeds from issuances of RSUs to affiliates.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3,

2025). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive (loss) income.

Partial impairment of Investment in PDP

The Tenerife sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. For the nine months ended September 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.

Partial Impairment of Investment in Karnival

The winding up of the joint venture represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in Karnival. Accordingly, the Company performed an impairment evaluation of its equity method investment in Karnival to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in Karnival for impairment as of September 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate valuation inputs (Level 2). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. For the three and nine months ended September 30, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in the Company’s internal control over financial reporting with respect to the Company’s Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim. Guggenheim denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, and on October 27, 2025 Guggenheim moved for summary judgment on its claims, which the Company opposed; on the same day, the Company moved for partial summary judgment on its claims which Guggenheim opposed. Pursuant to the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of September 30, 2025 and December 31, 2024, with respect to the alleged amended engagement agreement with Guggenheim.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. On September 29, 2025, the Company opposed the Motion, and FAST filed its reply in support of the Motion on October 9, 2025. The Motion is before the Court, and the parties expect it to schedule oral argument on the Motion. The Company intends to vigorously defend itself against the claims alleged in the Motion.

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

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with ASC 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million as of December 31, 2023. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. On May 30, 2025, the Company’s investment in Sierra Parima was sold for nominal consideration and no gain or loss on the sale was recognized. For more information about the impairment charge with respect to Sierra Parima, see "Note 5 – Investments and advances to equity method investments – Sierra Parima” to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

Further, the Tenerife Sale, which was completed on May 30, 2025, represented a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income. See Note 5 – Investments and advances to equity method investments – PDP to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

The Company has a 50% interest in Karnival, an unconsolidated joint venture. The Company and its joint venture partners have agreed to commence the liquidation process of the joint venture. The liquidation process of the joint venture represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in Karnival. Accordingly, the Company performed an impairment evaluation of its equity method investment in Karnival to determine whether the remaining carrying amount of the investment exceeds its fair value, and determined that, as of September 30, 2025, it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate valuation inputs (Level 2). The estimated fair value is based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. As of September 30, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statement of operations and comprehensive (loss) income.

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

Following the closure of Katmandu Park DR and the Tenerife Sale, and the commencement of liquidation of our Karnival joint venture, our FBD business is in transition, and the repositioning and rebranding of FBD projects will be subject to timing, budgeting and other risks which could have a material adverse effect on us. In addition, the ongoing need for capital expenditures to develop our FBD business could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

In our FBD business, we may encounter difficulties in adapting our asset-efficient strategy or in developing and maintaining effective joint partnerships with our existing JV partners, Meliá and Raging Power, and/or with new joint venture partnerships. We expect our asset-efficient strategy to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. However, we may not be able to execute on such strategy effectively. For example, we may not be able to negotiate agreements with our existing joint venture partners or with new joint venture partners on terms that are acceptable to us or at all, and our ability to successfully operate an asset-efficient model exposes us to different risks than we face with an asset-heavy model, as we will be increasingly subject to the risks inherent in third-party infrastructure over which we would have limited control. Further, our efforts to reduce our existing capital expenditures may not be successful. For example, while we believe the closure of Katmandu Park DR to visitors was in the best interest of the Sierra Parima joint venture with Meliá because the closure eliminates potential ongoing operational losses at the Katmandu Park DR, and while we believe the Tenerife Sale and commencement of liquidation of our Karnival joint venture were each similarly in our best interests, there may be unexpected consequences of such closure, sale and liquidation that negatively impact our business or that of our joint venture partner, whereby such unexpected consequences could be the basis for a dispute with our joint venture partner.

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

The FBD properties, including the resorts owned and operated by our PDP joint venture with Meliá, also have an ongoing need for renovations, rebranding and other capital improvements and expenditures, including to replace furniture, fixtures and equipment from time to time as the need arises. While we believe the closure of Katmandu Park DR to visitors, the Tenerife Sale, and the commencement of liquidation of Karnival should help reduce our ongoing capital expenditures, we still have assets through our PDP joint venture, including a hotel and theme park in Mallorca, Spain.

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

In addition to liquidity risks, these capital expenditures may result in declines in revenues while hotels and parks are in initial construction, while rooms, restaurants, rides or attractions are out of service for rebranding or maintenance, and while areas of our properties are closed due to capital improvement projects. We expect our costs will increase over time, and our losses may continue, as we expect to continue to invest additional funds in expanding our business and sales and marketing activities. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to continue increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. For example, following the opening of our Katmandu Park DR in March 2023, we experienced various financial, operational, and infrastructure challenges that led to lower than planned open days and attendance at the park. As a result, in March 2024, we closed Katmandu Park DR to visitors. For more information about the closure of the Katmandu Park DR, see "Note 5 – Investments and advances to equity method investments – Sierra Parima" to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 8, 2025, the Company issued 5,747,742 shares of Series B Preferred Stock pursuant to subscription agreements (the “Subscription Agreements”) with certain accredited investors, including Infinite Acquisitions Partners LLC, a greater than 5% shareholder and creditor of the Company (“Infinite Acquisitions”), and Gino P. Lucadamo, a director of the Company (collectively, the “Investors”). Pursuant to the Subscription Agreements, the purchase price for the Series B Preferred Stock could be paid in cash or through the exchange of outstanding indebtedness. Upon the closing of the transactions contemplated by the Subscription Agreements, the Company received an aggregate of approximately $8.2 million in cash and the exchange and forgiveness of an aggregate of $20.5 million of outstanding indebtedness. No underwriting discounts or commissions were paid with respect to such sale of Series B Preferred Stock.

The Series B Preferred Stock will convert into shares of Class A Common Stock automatically on the third anniversary of the original issuance date thereof, if at any time the volume weighted average sale price of one share of Class A Common Stock equals or exceeds $10.00 per share (as adjusted to reflect any stock splits, reverse stock splits, stock dividends, or similar transactions) for a period of at least 21 trading days out of 30 consecutive trading days. The holders of Series B Preferred Stock do not have the right to elect to convert the Series B Preferred Stock.

The Series B Preferred Stock was issued to the Investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

3.1

Certificate of Designation of 11% Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed September 12, 2025).

10.1

Separation Agreement and General Release, by and between Falcon's Beyond Global, Inc. and Simon Philips, dated August 28, 2025 (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed August 29, 2025).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed September 12, 2025).
10.3

Debt Exchange Agreement, dated September 8, 2025, by and between Falcon's Beyond Global, Inc. and Infinite Acquisitions Partners, LLC (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed September 12, 2025).

10.4*	First Amended and Restated Credit Agreement, dated as of November 10, 2025 entered into by and among Falcons Beyond Global, LLC and Infinite Acquisitions Partners LLC.
10.5*	Revolving Credit Agreement, dated as of November 10, 2025, entered into by and among Falcon’s Attractions, LLC and Infinite Acquisitions Partners LLC.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)