Form 10-K
period 2025-12-31
Falcon's Beyond Global, Inc.
filed 2026-03-30
CIK 1937987

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.4 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the Nasdaq Global Market of $5.89 per share.

As of March 30, 2026, there were 48,949,742 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 72,292,470 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Falcon’s Beyond Global, Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of future performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on our sales and results of operations.
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
•
We operate in certain international regions that experience varying degrees of social, political, military, and economic instability. These conditions may include civil unrest, geopolitical tensions, armed conflicts, acts of terrorism, or other disruptions that could adversely affect our operations, supply chain, workforce, or the ability of customers and partners to conduct business with us. Any escalation of these risks in the countries where we operate could negatively impact our financial results, business continuity, and long term strategic objectives.
•
We are exposed to risks related to operating in the Kingdom of Saudi Arabia.
•
Changes in foreign trade policies and tariff structures, as well as the potential impacts of legal challenges related to such policies, could adversely affect our business, financial condition, and results of operations.

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
•
We may expand into new lines of business in our FBB and FBD divisions and may face risks associated with such expansion.
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
•
Exchange rate fluctuations could result in significant foreign currency gains and losses and may adversely affect our business and operating results and financial condition.
•
Our insurance may not be adequate to cover potential losses, liabilities and damages, the cost of insurance may continue to increase materially and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.
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
•
Under the Tax Receivable Agreement, the Company is required to make payments to the Company’s initial or current unitholders for certain tax benefits to which the Company may become entitled, and those payments may be substantial. Moreover, in certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
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
•
The Demerau family controls over 50% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
•
Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.
•
We may not be able to realize the anticipated benefits of the acquisition of Oceaneering Engineering Services (“OES”) and our efforts to integrate OES and grow Falcon's Attractions may disrupt our other operations.
•
We may not be able to mitigate the risks related to legacy OES products and our ability to service such products and we may not be able to grow current and future potential customer relationships for OES products.

Glossary of Terms

The following are definitions of certain terms used in this Annual Report on Form 10-K:

we, us, our, the Company or Falcon’s	Falcon’s Beyond Global, Inc. and its subsidiaries
Class A Common Stock	The Company’s Class A common stock, par value $0.0001 per share
Class B Common Stock	The Company’s Class B common stock, par value $0.0001 per share
Business Combination	On October 5, 2023 FAST II merged with and into Pubco
Exchange Act	The Securities and Exchange Act of 1934, as amended
Falcon's Attractions	Falcon’s Attractions, LLC, a wholly-owned subsidiary of Falcon’s Opco
Falcon’s Opco	Falcon’s Beyond Global, LLC
FBB	The Company’s Falcon’s Beyond Brands division
FBD	The Company’s Falcon’s Beyond Destinations division
FC	Falcon’s Central
FCG	The Company’s Falcon’s Creative Group division
FCG LLC	Falcon’s Creative Group, LLC, a deconsolidated subsidiary which is 75% owned by Falcon’s Opco and 25% owned by QIC
Fun Stuff	Fun Stuff, S.L., a wholly-owned subsidiary of Falcon’s Opco
Karnival	Karnival TP-AQ Holdings Limited
Katmandu Park DR	Katmandu Park in Punta Cana, Dominican Republic
LBE	location-based entertainment
Meliá	Meliá Hotels International, S.A.
PDP	Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá
QIC	Qiddiya Investment Company
Raging Power	Raging Power Limited, a subsidiary of New World Development Company Limited
Series B Preferred Stock	The Company's Series B preferred stock, par value $0.0001 per share
Sierra Parima	Sierra Parima S.A.S., a former joint venture between Falcon’s and Melia
Warrants	The Company’s warrants to purchase Class A Common Stock

Item 1. Description of Business

Overview

Falcon’s Beyond Global, Inc. is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts.

The terms “Falcon’s”, “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the business divisions through which businesses are conducted.

Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, intellectual property (“IP”), and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally.

We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five operating segments.

Business Division	Operating Segments

Falcon’s Creative Group (FCG) provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations.

• FCG

Falcon’s Beyond Brands (“FBB”) encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments.

• FBB • Falcon’s Attractions

Falcon’s Beyond Destinations (FBD) develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

• Producciones de Parques, S.L. (“PDP”) • Destinations Operations

Our three business divisions work together under a shared structure to maximize the value of creative assets, proprietary processes, systems, and IP across the enterprise. This structure promotes execution consistency, efficient use of capital, and cross-collaboration across a wide range of entertainment markets and applications. This enables Falcon’s to participate in multiple stages of experience creation and commercialization while maintaining flexibility as the business evolves.

FCG and PDP are currently accounted for as equity method investments and represent a substantial portion of the Company’s operations.

Recent Developments

Strategic Direction

Throughout 2025 and early 2026, the Company undertook a series of strategic and operational actions intended to align its business portfolio of equity method investments, capital deployment, and operating focus to align with its platform‑based strategy. These actions reflect an emphasis on the continued growth of FCG and FBB, together with continued progress toward a more asset‑efficient operating approach within FBD.

Operating Momentum

During 2025, the Company expanded its engagement in the Kingdom of Saudi Arabia across multiple large‑scale development initiatives supported by Public Investment Fund (“PIF”), reinforcing the Company’s role as a long‑term creative, design, and technology partner on complex destination‑scale projects in the region.

In October 2025, FCG commenced a concept refinement engagement with QIC at one of their major entertainment destination developments. In February 2026, FCG completed its creative guardian services for Aquarabia Qiddiya City, a large‑scale water theme park for which FCG served as the original IP developer, master planner, attraction designer, and creative guardian. Aquarabia has been publicly announced to open in 2026. FCG remains actively engaged under a Consultancy Services Agreement entered into in January 2024 with QIC relating to services for the first‑ever Dragon Ball theme park at Qiddiya City, pursuant to which FCG is providing design, technology, and construction‑related services. FCG also remains actively engaged in content and hardware consulting services for 3D Gaming Arenas related to Qiddiya’s Gaming & Esports District, currently under development. The continued engagements reflect QIC’s ongoing activation of FCG’s creative services across multiple stages of development and underscores the depth and durability of the Company’s relationship with QIC.

In August 2025, New Murabba Development Company (“NMDC”), a PIF company, commenced a second phase of a strategic agreement with FCG under which FCG was appointed as Creative and Content Advisor for The Mukaab, the central landmark of the New Murabba downtown development in Riyadh. This partnership positions Falcon’s in a “Lead Creative Role” shaping The Mukaab’s immersive attractions, interactive environments, and integrated technologies.

Technology and Capability Expansion

Throughout 2025 and early 2026, the Company continued to invest in creative, technological, and operational capabilities including enhancements to proprietary systems, experiential technologies, and IP development.

On May 15, 2025, FBB completed the asset purchase and operational integration of Oceaneering Entertainment Systems (“OES”) from Oceaneering International, Inc. (“OII”). OES has been an industry leader in the development of complex ride and show systems and has been a trusted collaborator on the Company’s projects for more than two decades. In relation to this transaction, the Company onboarded key OES personnel, obtained OES’s portfolio of proprietary technologies and patents, its engineering and manufacturing expertise, and assumed the lease of a 106,000+ square foot facility designated for research, development, testing, and integration. The integration of OES into Falcon’s Attractions provides the Company with expanded capabilities in the design and manufacture of advanced attraction and show systems. This acquisition enhances the Company’s ability to deliver end-to-end solutions through engineering, production, and installation.

Other Portfolio Actions

In May 2025, the Company, through its joint venture PDP, completed the disposition of the Sol Tenerife Hotel by selling 100% of its equity interests in Tertian XXI, S.L., the entity owning the real-estate assets. The transaction was structured as a share sale and produced aggregate consideration of €71 million. PDP distributed approximately $27 million to the Company from the net proceeds.

In October 2025, the Company and its joint venture partner Raging Power Limited agreed to terminate the project and commence the wind‑up of the joint venture Karnival TP-AQ Holdings Limited (“Karnival”) due to protracted delays in the underlying location development schedule.

During 2025, the Company mutually agreed to terminate its licensing agreement with The Hershey Company, and the Company no longer has rights under that agreement to develop new Hershey‑branded location‑based entertainment experiences.

Stock-Price-based Earnouts

On December 12, 2025, the Company notified Fast Sponsor II LLC, Infinite Acquisitions, Katmandu Ventures, LLC and CilMar Ventures, LLC Series A (the “Earnout Participants”) that the first stock-price-based earnout trigger set forth in the Earnout Escrow Agreement, dated as of October 6, 2023, by and among the Company and the Earnout Participants (the “Earnout Escrow Agreement”) was met. The Earnout Escrow Agreement was entered into in connection with the Business Combination between the Company and FAST Acquisition Corp. II whereby a total of 1,000,000 earnout shares denominated as Class A common stock and 39,000,000 earnout shares denominated as Class B common stock and 39,000,000 earnout units are outstanding, each of which will be earned, released and delivered upon satisfaction of, or forfeited and canceled upon the failure of, certain milestones described below related to the volume weighted average closing sale price of the Class A Common Stock during the five-year period beginning on October 6, 2024 and ending on October 6, 2029 (such period, the “Earnout Period”). As of December 2, 2025, the Company’s volume weighted average closing sales price of its Class A common stock was greater than $16.67 for a period of at least twenty out of the thirty consecutive trading days ending on December 2, 2025, and accordingly, pursuant to the Earnout Escrow Agreement, 15,000,000 of the outstanding earnout shares and units were earned, released from escrow, and delivered to the Earnout Participants. No new securities were issued in connection with this event. Further, pursuant to the Shareholders Agreement between the Company and such Earnout Participants dated October 6, 2023, the released shares and units are subject to transfer restrictions for a period of 365 days from the date that they are earned, released and delivered from escrow. If at any time during the remaining Earnout Period the Company’s volume weighted average closing sale price of the Class A Common Stock is greater than $20.83, 15,000,000 earnout shares will be earned, released and delivered. If at any time during the Earnout Period the Company’s volume weighted average closing sale price of the Class A Common Stock is greater than $25.00, 10,000,000 earnout shares will be earned, released and delivered. In the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to all or any portion of shares of the Company’s issued and outstanding Class A Common Stock is proposed by the Company or the Company’s stockholders and approved by the Board, or is otherwise consented to or approved by the Board, which results in the shareholders receiving cash, securities, or other property having an aggregate value equal to or exceeding the threshold, then the earnout target will be deemed to have been met and the full amount of earnout shares will be earned, released and delivered.

Series B Preferred Stock Subscription Agreement and Debt Exchange Agreement

On September 8, 2025, November 24, 2025, November 25, 2025, December 1, 2025 and December 4, 2025 the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors, including Infinite Acquisitions and Gino P. Lucadamo, pursuant to which, on such dates, the Company issued and sold to such investors, and such investors subscribed for and purchased, an aggregate of approximately $32.5 million of shares of a newly created series of preferred stock, par value $0.0001 per share, designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”), at a purchase price of $5.00 per share, for an aggregate of 6,287,579 shares of Series B Preferred Stock, which includes the issuance of additional shares of Series B Preferred Stock as paid-in-kind dividends for the quarters ended September 30, 2025 and December 31, 2025. Pursuant to the Subscription Agreements, the purchase price for the Series B Preferred Stock could be paid in cash or through the exchange of outstanding indebtedness. Upon the closing of the transactions contemplated by the Subscription Agreements, the Company received an aggregate of approximately $12.0 million in cash and the exchange of an aggregate of $20.5 million of outstanding indebtedness (as described in more detail below).

In connection with the Subscription Agreements, on September 8, 2025, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with Infinite Acquisitions, pursuant to which, on such date, Infinite Acquisitions exchanged and discharged an aggregate of approximately $20.5 million of indebtedness owed by the Company or one of its subsidiaries to Infinite Acquisitions, in consideration for the issuance by the Company to Infinite Acquisitions of $20.5 million of shares of Series B Preferred Stock, at a per share price of $5.00, for an aggregate of 4,092,326 shares of Series B Preferred Stock. Such exchanged indebtedness includes (i) $14,961,632, constituting the entire amount outstanding under the loan agreement, dated September 30, 2024, by and between Infinite Acquisitions, as lender, and Katmandu Group, LLC, a subsidiary of the Company, as borrower, and (ii) $5,500,000 of the amount outstanding under the line of credit loan by and between Infinite Acquisitions, as lender, and Falcon’s Beyond Global, LLC, a subsidiary of the Company, as borrower.

Shareholder Exchange of Falcon’s Opco Units (and paired Class B Common Stock) for Class A Common Stock

In November 2025, Infinite Acquisitions exchanged 11,150,368 Falcon’s Opco Units (and surrendered and cancelled the corresponding number of shares of Class B Common Stock) for 11,150,268 shares of Class A Common Stock, in accordance with the terms of the A&R Operating Agreement of Falcon’s Opco. In December 2025, Katmandu Ventures exchanged 350,000 Falcon’s Opco Units and the corresponding number of Class B Common Stock for 350,000 shares of Class A Common Stock.

Background of the Company

Falcon’s track record spans over 26 years supporting over $144 billion worth of story-driven development projects in 27 countries. The Company has won more than 56 prestigious industry awards, recognizing its creative and technical achievements.

The Falcon’s business, consisting of the business conducted by Falcon’s Treehouse, LLC (the “Falcon’s Business”), began in 2000 with a focus on story‑driven attraction and experiential design services and expanded into a broader array of services including master planning, media, interactive, and audio production, project management, and attraction hardware development, procurement, and sales. The Company’s growth has been supported by a consistent track record of delivering highly creative and technically innovative attractions and experiences on budget and on schedule, accompanied by significant industry recognition. As the Company’s operations and services evolved, “Falcon’s Creative Group” was filed as a fictitious name with the State of Florida in 2017 to formally conduct business under that name.

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

In April 2021, the Falcon’s Business and the Katmandu Business were combined to form Falcon’s Beyond Global, LLC. Following the combination of Falcon’s Business with the Katmandu Business, Falcon’s formed Falcon’s Creative Group, LLC, which is an entity organized under the laws of the State of Delaware, and Falcon’s Beyond Destinations, LLC in March 2022 and Falcon’s Beyond Brands, LLC in June 2022, which are both entities organized under the laws of the State of Florida. The three entities were formed in anticipation of planned internal organizational movements to align with the Company’s three distinct operating divisions.

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

On October 6, 2023, Falcon’s Beyond Global, Inc. became a publicly traded company and listed our shares on Nasdaq in connection with the Business Combination with FAST Acquisition Corp. II.

On May 15, 2025, Falcon’s completed an asset purchase of OES from OII. OES was a developer of complex attraction and show systems with a history of collaboration with the Company on themed entertainment projects. Following the transaction, OES’s operations, patents proprietary processes were integrated into the Company’s Falcon’s Attractions business within FBB, expanding the Company’s attraction systems and engineering capabilities.

The Company maintains a website located at www.falconsbeyond.com. The Company’s corporate filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, and any amendments to those filings, are available, free of charge, on the Company’s website as soon as reasonably practicable after such materials are electronically filed with the SEC. The information contained on the Company’s website is not incorporated in or otherwise to be regarded as a part of this Annual Report.

Business Divisions

As referenced above and further described below, Falcon’s is organized into three business divisions: FCG, FBB and FBD. Our three businesses contribute to and strengthen one another and create diversified revenue streams.

Illustrative overview of Falcon’s Beyond’s business divisions and value creation flow:

DIFFERENTIATE
Leverage proprietary product lines to differentiate creative design
PRODUCTIZE
Turns concepts into productized systems and IP
EXPAND
Turn deployed experiences into scalable assets
DEPLOY
Enables rollout through integrated technologies, systems, and capabilities
FALCON'S CREATIVE GROUP
Creates master plans, designs attractions and experiential entertainment and produces content, interactives, and software
CREATE
...immersive and interactive entertainment experiences through the power of design, storytelling, content and technology
FALCON'S BEYOND BRANDS
Commercializes and scales intellectual property and proprietary processes through ride and technology sales, engineered systems, licensing, and strategic integrations
OPTIMIZE
...scale and strength of offerings by integrating proven capabilities, proprietary technology, and future expansions
FALCON'S BEYOND DESTINATIONS
Develops and expands location based entertainment and hospitality experiences utilizing owned or third party intellectual property
IMMERSE
...audiences in captivating and repeatable location-based experiences and destination ecosystems
EXPAND
Turn deployed experiences into scalable assets
IMPROVE
Market feedback strengthens future concepts

Falcon’s Creative Group (FCG)

FCG is the Company’s creative services and experience development business, providing creative, technical, and design capabilities for themed entertainment, attractions, and large-scale destination projects. FCG operates primarily as a project‑based services business, delivering master planning, attraction and experiential design, media production, interactive and software development, executive production, and creative guardianship services.

FCG’s operating model is centered on long‑term, milestone‑driven engagements that typically span multiple phases of development, from early destination strategy, concept, and master planning through detailed design, production, and on‑site creative oversight. The division’s multidisciplinary teams integrate storytelling, architecture, engineering, media, and software disciplines to support creative continuity and technical feasibility throughout the lifecycle of a project. FCG serves as creative guardian during construction and commissioning, supporting consistency between the approved creative vision and final execution.

FCG generates revenue primarily through professional services arrangements tied to defined scopes of work and project milestones, rather than through ownership of underlying destination assets. This model allows FCG to participate in large‑scale, complex developments while reducing long‑term capital exposure and enabling flexibility in resource allocation across multiple projects and geographies. Client relationships are concentrated but recurring, reflecting the scale, duration, and complexity of the projects undertaken.

The FCG division has recently experienced rapid growth driven by increasing demand and the expansion of project scope. This growth has been funded in part by the Strategic Investment, pursuant to which the Company agreed to prioritize projects, products, and purchase orders submitted by QIC. Recent awards have included large-scale initiatives such as the Dragon Ball theme park and The Mukaab for New Muraaba Development Company. This increase in demand and broadening of scope across both QIC and New Murabba PIF projects has required the allocation of additional resources and talent to FCG to ensure the successful delivery of contracted scopes of work.

Strategic Investment by Qiddiya Investment Company

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

Life of a Project

As illustrated below, a typical large-scale entertainment destination project may have a development timeline of five to six years from strategy to opening. This is provided to contextualize the scope, sequencing, and duration of services that FCG (and in part, Falcon’s Attractions) may provide over the life of a project, and to illustrate how the Company’s creative, technical, and project‑based services are deployed across different development phases. Certain engineering, system delivery, and installation activities depicted may also be supported by Falcon’s Attractions, where applicable, depending on project scope and delivery structure.

Falcon’s Beyond Brands (FBB)

In the near term, FBB’s primary operating focus is Falcon’s Attractions, which designs, engineers, manufactures, and sells proprietary and customized ride systems, attraction hardware, and related technologies for theme parks, location‑based entertainment venues, and destination developments worldwide. This business leverages the Company’s decades of experience in attraction design and engineering and enables Falcon’s Beyond to participate directly in the downstream delivery of physical experiences originally conceived through its creative services platform. Revenue in this segment is primarily generated through system sales, engineering services, fabrication, integration, installation, and aftermarket support typically under project‑specific contractual arrangements.

FBB also serves as the steward of the Company’s proprietary technology and IP portfolio, which includes a portfolio of 206 issued and pending patents covering attraction systems, experiential technologies, and interactive platforms. These patents support the differentiation of the Company’s ride systems and technology offerings and provide for current sales activity.

In addition, FBB functions as one of the Company’s key platforms for synergistic investments and acquisitions of businesses, technologies, and IP that complement Falcon’s Beyond’s core capabilities. These activities are intended to expand the Company’s technology stack, enhance product offerings, and selectively accelerate access to new markets or capabilities, while maintaining an emphasis on capital discipline and strategic alignment.

Over time, this division is intended to support the development, licensing, and commercialization of proprietary and third‑party IP and original entertainment franchises across media, interactive content, branded experiences, and consumer products, where appropriate. These activities are pursued selectively and with an emphasis on capital discipline, leveraging partnerships, licensing arrangements, and platform extensions. Original entertainment brands include “The Hidden Realms of Katmandu”, “Cadim and the Monster Wave”, “Voyages Beyond”, “ResQ”, and “Curiosity Playground”.

Falcon’s Beyond Destinations

FBD is the Company’s destination development and operations division, focused on the development, expansion, and operation of location‑based entertainment and hospitality experiences utilizing both Company‑owned and third‑party IP while maintaining a capital‑disciplined and flexible development approach.

FBD currently operates under an asset‑efficient strategy designed to reduce capital intensity and development risk while enabling scalable growth across multiple markets. Under this model, FBD primarily partners with third‑party developers, property owners, and operators that possess existing real estate, infrastructure, and operational capabilities. These partnerships may be structured through licensing, management agreements, joint ventures, or other collaborative arrangements, depending on market conditions and project requirements. This approach is intended to accelerate speed‑to‑market and allow the Company to focus on its core competencies in experience design, IP deployment, and operational oversight.

The experiences developed and operated by FBD are branded entertainment concepts and immersive attractions designed to drive repeat visitation, ancillary spending, and long‑term brand engagement. FBD’s revenue participation may include a combination of management fees, licensing fees, revenue‑sharing arrangements, and equity interests, depending on the structure of each project. By avoiding a reliance on wholly owned, asset‑heavy developments, FBD seeks to balance long‑term participation in destination economics with prudent capital deployment.

As part of the Company’s ongoing strategic transition toward a more capital‑disciplined, asset‑efficient operating model, the Company may discontinue, restructure, or allow certain third‑party licensing or joint venture arrangements to expire in order to align development activity and capital deployment with strategic priorities. The Company continues to evaluate its portfolio of joint ventures and strategic initiatives to prioritize opportunities aligned with its current operating strategy.

Competition

The Company operates in various competitive environments across each of its business divisions. Competitive dynamics vary by division and geography and are influenced by factors including creative capability, IP, technical expertise, execution quality, scale, capital efficiency, customer relationships, and brand recognition.

Falcon’s Creative Group

FCG competes primarily with independent themed entertainment design and experience development firms that provide master planning, attraction design, experiential media, interactive, and creative services to third‑party clients. These competitors range from boutique creative studios to larger multidisciplinary firms and compete with FCG on the basis of creative quality, technical capability, project execution, global experience, and the ability to deliver complex, multi‑year projects.

Competitive factors include creative differentiation, proprietary processes and pipelines, integrated creative and technical capabilities, experience in large‑scale destination projects, cross‑platform storytelling expertise, scalability of concepts, and industry relationships.

Falcon’s Beyond Brands

FBB operates across multiple competitive categories, reflecting its role in attraction systems, technology commercialization, and entertainment franchise development.

Competition within FBB is primarily driven by Falcon’s Attractions, which competes with manufacturers and integrators of ride systems, attraction hardware, and immersive entertainment technologies serving theme parks, location‑based entertainment venues, and destination developments worldwide. Competition in this segment is based on engineering expertise, safety and reliability, IP, customization capabilities, integration experience, lifecycle support, and the ability to deliver complex systems across international markets.

Falcon’s Beyond Destinations

FBD competes with operators and developers of location‑based entertainment venues, themed attractions, and destination experiences. Competition varies by format, scale, and geography and includes companies pursuing both asset‑heavy and asset‑efficient development models.

FBD’s competitors include operators of indoor entertainment venues, experiential attractions, and branded destination concepts that compete for consumer discretionary spending, development partnerships, and premium real estate locations. Competitive factors include concept differentiation, IP, operational expertise, capital structure, speed‑to‑market, and the ability to drive repeat visitation.

Marketing

The Company’s overarching marketing strategy focuses on Company brand development and reputation management to help drive the business, as well as growing brand awareness and loyalty. Through targeted campaigns and strategic initiatives, our marketing efforts aim to increase Falcon’s brand visibility and recognition among target audiences including customers, clients, current and future investors, and current and potential future employees. We believe the Company’s marketing team is equipped to quickly adapt to evolving company programs and initiatives to ensure the most optimal marketing campaigns. We maintain a public relations program utilizing a media monitoring resource to ensure visibility and top news outlet placements for all Company announcements. The Company has a strong organic digital presence with active social media platforms including LinkedIn, Instagram, Facebook, X, and YouTube. Additional marketing programs work to position the Company executives as industry thought leaders by participating in speaking engagements, having an active presence on LinkedIn, and exhibiting in relevant tradeshows. By building brand awareness and loyalty through integrated marketing efforts, the Company is working to lay the foundation for sustainable competitive advantage and market leadership. On December 2, 2025 we announced that FBYD joined the Russell 2000® Index which was accompanied by an integrated marketing campaign, including a press announcement, e-newsletter, and posts on social media channels.

Each Company business has its own targeted marketing plan that varies by division and customer type. Falcon’s Beyond marketing efforts include uplifting and sharing FCG, FBB and FBD news and programs.

Falcon’s Creative Group

FCG’s marketing efforts are based largely on a business-to-business (“B2B”) approach. Given the 26-year history, FCG is generally well-known in the themed entertainment industry and therefore benefits from proven work history and customer referrals. To ensure that FCG maintains a proactive industry profile, FCG has a physical presence at key industry tradeshows and is an active participant in influential industry organizations such as the International Association of Amusement Parks and Attractions (IAAPA), the Themed Entertainment Association (TEA) and the Visual Effects Society (VES).

FCG also has a robust digital marketing presence, including a newly refreshed and visually rich website featuring imagery, company news, and examples of our design and media production as well as numerous case studies. This is complemented by targeted e-newsletters and blogs showcasing key project work and timely news. FCG has an established social media presence on channels including Facebook, Instagram, X, and YouTube, although the most successful channel given business-focused audience is its LinkedIn page, which has over 20,000 followers. FCG also produces an award-winning industry monthly podcast, Experience Imagination, that examines relevant topics in the themed entertainment industry to educate, inform and entertain listeners. Key guests include CEOs of influential industry organizations such as IAAPA and TEA. Marketing promotes the podcast through owned and earned channels.

Falcon’s Beyond Brands

FBB’s marketing program includes both B2B and business-to-consumer (“B2C”) approaches, integrating complementing messaging with FCG and FBD marketing efforts. Core focus is marketing Falcon’s Attractions brand with a growing presence on LinkedIn and YouTube to drive ride and attraction sales, technologies and services. On-going marketing efforts also include industry-related engagement such as trade shows and sponsorships as well as owned and earned channels.

Brand licensing and distribution are marketed via channels such as trade shows, summits, and publications. This marketing covers the licensing of proprietary IP for the distribution of our original linear content, the licensing of third-party brands, and sales of Falcon’s proprietary ride systems and technologies.

Falcon’s Beyond Destinations

FBD’s marketing program is focused on supporting projects under development by establishing each program’s narratives and communication priorities. This involves key collaborations such as marketing strategic planning with joint ventures and licensed IP partners to align integrated marketing efforts. For FBD’s location‑based entertainment and destination projects development, our marketing team leads the efforts working with Company creative guardians to identify and frame the project narratives while developing brand assets and guidelines.

Sales

The Company’s sales strategies vary by business division and reflect differences in products, services, customer profiles, and commercialization models. FBD and certain parts of FBB business are in the development stage, and our sales efforts for these businesses are growth focused.

Falcon’s Creative Group

FCG generates revenue primarily through the provision of design, consulting, creative, and related professional services to third‑party customers and affiliated entities. FCG delivers its services pursuant to project‑specific agreements that define the scope of work, pricing structure, and commercial terms applicable to each engagement.

FCG’s revenue arrangements generally fall into several categories. Certain agreements are structured around defined scopes of work with payments tied to contractual milestones or deliverables. Other agreements provide for recurring revenue through flat monthly fees associated with ongoing services, advisory roles, or continuing support. In addition, depending on the nature and phase of a project, FCG may enter into time‑and‑materials‑based arrangements, particularly for advisory services, supplemental scopes, or short‑term engagements. Across these arrangements, FCG structures its engagements around agreed‑upon scopes, deliverables, or service parameters, with pricing mechanisms tailored to the requirements of each engagement.

In addition to third‑party customer engagements, FCG may generate revenue through cross‑divisional billing arrangements with other Falcon’s operating segments. These arrangements reflect the provision of creative, design, or professional services by FCG personnel in support of broader Falcon’s initiatives, and are governed by applicable intercompany agreements.

In connection with QIC’s Strategic Investment in FCG, QIC is provided priority access to FCG’s design and creative services for QIC‑sponsored projects. Services for QIC are provided pursuant to separate commercial agreements, and revenue is earned based on the specific contractual terms applicable to each engagement. FCG does not operate under a master services agreement, and as a result, the scope, pricing structure, and timing of revenue recognition may vary from agreement to agreement.

Falcon’s Beyond Brands

FBB conducts sales activities across multiple product and commercialization categories.

Through Falcon’s Attractions, FBB sells attraction systems, ride hardware, engineered entertainment technologies, and services related to theme park operators, location‑based entertainment venues, and destination developers worldwide. Sales efforts in this area are business‑to‑business and project‑driven, typically involving direct engagement with owners, developers, and operators, as well as participation in competitive procurement processes. Revenue is generated through system sales, engineering services, fabrication, integration, installation, and aftermarket support, depending on the scope of each engagement.

In addition, FBB’s entertainment franchise and IP activities may generate revenue through licensing arrangements, partnerships, and brand extensions across consumer products, digital platforms, and experiential formats. These arrangements are typically structured on a contractual basis and vary by franchise, territory, and commercialization channel.

Falcon’s Beyond Destinations

FBD sales activities are focused on securing development partners, operators, and commercial relationships for location‑based entertainment and destination projects. FBD’s sales efforts emphasize partnership development rather than direct consumer sales and may include negotiations for licensing, management agreements, joint ventures, or other collaborative structures. For projects that reach operation, revenue may be derived from a combination of management fees, licensing fees, revenue‑sharing arrangements, or equity participation, depending on the structure of each project.

Intellectual Property Research and Development

The Falcon’s business has a long history of originating and advancing entertainment intellectual property, attraction systems, destination concepts, and experiential technologies through sustained investment in research, development, and creative innovation. Over multiple decades, these efforts have contributed to the development of both proprietary technologies and original entertainment concepts, including assets protected by issued and pending patents. This foundation reflects the Company’s ongoing commitment to developing IP intended for long‑term application across experiences, products, and platforms.

Our proactive research and development activities are focused on originating and advancing proprietary technologies, systems, and content intended for application across the Company’s future experiences, products, and platforms. These research and development activities are undertaken to anticipate future market needs, enable new forms of immersive entertainment, and support the scalability and repeatability of the Company’s offerings across physical and digital environments. Our team develops various software, hardware, and systems that help to power our products, integrating product management, engineering, analytics, data science, and design. Much of our experiential IP has been developed and tested in-house at our Falcon’s X-Lab research and prototype facility in Orlando, Florida.

Elements of this portfolio are protected through issued patents, pending patent applications, trade secrets, copyrights, trademarks, and contractual protections, while other elements are retained as confidential know‑how and internal methodologies. We rely on a combination of patents, trademarks, copyrights, trade secrets, and registered domain names to protect our IP rights and our success relies in part on our ability to protect our IP rights and the IP that we create for our clients.

Our patents and patent applications cover our attraction systems and experiential technologies. As of December 31, 2025, we hold 142 patents and 64 pending applications for patents including patents for:

•
Assets recently acquired from OES related to advanced ride systems and technologies including trackless ride vehicles, control systems, motion platforms, suspended and inverted seating systems, flying theater configurations, rider‑controlled vehicle operation, dynamically reconfigurable dark ride technologies, and products such as the Evolution motion-base tracked ride system, and the Revolution Tru-Trackless motion-base ride, an omni-directional automated guided vehicle (AGV) system;
•
CircuMotion Theater, a multi-dimensional, rotating platform that incorporates media content and special effects to create a fully immersive experience;
•
Suspended Theater, which takes riders soaring across epic adventures delivering the unique sensation of flight in a new way;
•
Falcon’s Vision, an augmented reality headset that is designed to be durable, functional, hygienic, and affordable for high-throughput LBEs;
•
ON!X, a theater system which features continuous positional tracking, personalized player triumph moments, robust audience accessibility, and real-time scoring; and
•
ÄEONXP, a technology solution that gamifies a conventional attraction experience into a flexible and enduring ecosystem of narrative data, complete with consequential choice customizations, character progressions, worldbuilding, global high-score competitions, and an exciting infrastructure within which to cultivate organic social interaction and gaming communities.

Our patents help us to protect our competitive advantage by preventing third parties from infringing our proprietary inventions. We recognize the value of our IP and vigorously defend our IP rights. However, despite our efforts to protect our IP, we may not be able to prevent third parties from developing similar technology or from infringing on our IP rights. Any infringement of our IP could harm our business. See Item 1A. Risk Factors – “Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.”

We rely on the IP laws of the United States and other relevant jurisdictions, as well as licensing agreements, confidentiality and non-disclosure agreements, and other contractual protections, to safeguard our IP assets. We have also entered into, and will continue to enter into, both in-bound and out-bound licensing agreements of IP rights.

Our on-boarding policy requires each of our employees to agree to enter into confidentiality undertakings and to agree that all inventions and discoveries that are conceived or made by such employee during their employment, which relate in any manner to Falcon’s current business or future business, are the sole property of Falcon’s. Additionally, independent contractors involved in the creation and/or development of IP for Falcon’s execute agreements that include confidentiality, work-for-hire, and IP assignment provisions providing that Falcon’s owns the results and/or deliverables created under such agreements. We also take reasonable steps to control and monitor access to our software, documentation, proprietary technology, and other confidential information.

We continue to evaluate additional IP protections to the extent we believe they would be beneficial and cost-effective. We intend to vigorously defend our IP rights and our freedom to operate our business. Despite our efforts to protect our IP assets, our IP could be deemed invalid or unenforceable or otherwise challenged and therefore such efforts may be unsuccessful. See the section entitled “Risk Factors,” including “Risk Factors — Risks Related to Our Intellectual Property” for a description of the risks related to our intellectual property.

Customers and Concentration of Customer Risk

For the year ended December 31, 2025, the Company derived 45% of its total revenue through the provision of shared services, comprising of accounting, legal, human resources, information technology and other support services, to FCG. Also, in its first partial year of operations, Falcon’s Attractions generated 28% of Company revenue from product sales and services to a themed entertainment operator.

FCG derives a significant portion of its revenue from a limited number of large customers, reflecting the scale, duration, and complexity of the projects undertaken. Our FCG customers are often themed entertainment developers and operators, museums, zoos, aquariums, cruise lines, media producers, IP holders. Recent significant customers have been government‑backed or institutional developers of large‑scale entertainment, cultural, and destination developments. As a result, FCG’s revenue is subject to concentration risk associated with the timing, scope, and continuation of such projects.

For the year ended December 31, 2025, FCG had two significant customers, QIC and NMDC, which generated an aggregate of approximately 60% and 39% of FCG's revenues respectively.

As of March 27, 2026, we have 9 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other.

In addition to QIC, NMDC, is a significant customer of FCG, with services provided pursuant to contractual arrangements that may span multiple phases of development and are subject to modification, delay, or termination based on project requirements, approvals, or changes in development schedules. The active agreement may be terminated for convenience by NMDC upon 30 days’ notice to FCG.

Because our work for QIC and NMDC is not subject to a master services agreement, our rights and obligations and our time to complete a specific task may vary from agreement to agreement. The terms and conditions and unilateral termination rights of each agreement is generally tailored to the specific project or services covered by the applicable agreement.

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

Falcon’s Creative Group

FCG is subject to applicable federal and state regulation in the United States, including, without limitation, regulations relating to protection of intellectual property, such as copyright, patent, and trade secret and other propriety-rights laws and regulations. See “—Intellectual Property Research and Development” above for further information about how we use U.S. laws to protect our intellectual property rights. Our products available in international markets are also subject to applicable U.S. and non-U.S. laws and regulations. When FCG is contracted to integrate its products with overseas businesses, we are subject to the laws and regulations relating to, as applicable, temporary work authorizations or work permits, and other immigration matters of the countries where those businesses are located. These laws and regulations are continually evolving and are subject to change over time. See “Risk Factors – We are exposed to risks related to operating in the Kingdom of Saudi Arabia” for regulatory and legal risks with respect to our relationship with QIC, and see “Risk Factors – We operate in certain international regions that experience varying degrees of social, political, military, and economic instability. These conditions may include civil unrest, geopolitical tensions, armed conflicts, acts of terrorism, or other disruptions that could adversely affect our operations, supply chain, workforce, or the ability of customers and partners to conduct business with us. Any escalation of these risks in the countries where we operate could negatively impact our financial results, business continuity, and long term strategic objectives” for more information about general regulatory and legal risk.

Falcon’s Beyond Brands

FBB including its Falcon’s Attractions business, is subject to applicable laws and regulations of the United States and other jurisdictions in which it operates. These laws and regulations include, without limitation, those relating to the protection of intellectual property, data privacy and security, product safety, and commercial contracting. Falcon’s Attractions designs, manufactures, sells, and installs attraction systems, components, and related technologies for customers worldwide. As a result, FBB is subject to laws and regulations governing the manufacture, export, import, transportation, and installation of physical goods, including customs, trade, logistics, and cross‑border shipping requirements applicable to large‑scale equipment and materials. FBB conducts its international operations in compliance with applicable trade, customs, and regulatory requirements in the jurisdictions in which its products are manufactured, shipped, and installed. In connection with its partnerships with other brands, content creators, and licensors, FBB may also work alongside third‑party rights holders to support the protection and enforcement of intellectual property rights, where applicable. FBB designs, develops, and operates its products and services in compliance with the laws and regulations of the relevant jurisdictions.

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

At our hotel and theme park, Falcon’s, Meliá, our joint ventures, and third-party service providers collect, use and retain large volumes of guest data, including credit card numbers and other personally identifiable information, for business, marketing and other purposes. We also maintain personally identifiable information about our employees. As such, we are subject to applicable security and data privacy laws and regulations in the countries where we operate regarding protection against the risk of theft, loss or unauthorized or unlawful use of guest, employee or company data. For example, FBD is subject to the General Data Protection Regulation (“GDPR”). This EU law governing data privacy and protection applies to all our activities conducted from an establishment in the EU or related to certain of our products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data.

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

As of December 31, 2025, we had 243 full-time employees, of which 209 were based at our Orlando headquarters and 34 were based in the Philippines. None of our U.S. or Philippines-based employees are covered by collective bargaining agreements. This does not include employees of our joint venture entities, which are discussed below. In 2023, Falcon’s was awarded the Top Workplaces Orlando regional award by Orlando Sentinel for the second year in a row.

We consider our employees relations to be good.

Our Joint Ventures

Our Joint Venture with Meliá as of December 31, 2025, had approximately 9 year-round, full-time employees, of which all are based in Spain.

As of December 31, 2025, there were an additional 222 full-time and partial-time employees that work all or a part of the operating season of the given property.

All Spanish joint venture employees are subject to collective bargaining agreements governed by the Estatuto de los Trabajadores (the “Workers’ Statute”) of Spain. These agreements are reached after negotiations between unions, industry representatives, and public administrators. At the beginning of 2025, there was a 6% wage increase.

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

We also maintain insurance for our non-U.S. activities and operations including commercial general liability, automobile liability, employer’s liability, kidnap and ransom, and other coverage in amounts and on terms that our management believes are commercially reasonable and appropriate, based on our actual claims experience and expectations for future claims.

There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. See “Risk Factors – Our insurance may not be adequate to cover potential losses, liabilities and damages of our product divisions, the cost of insurance may continue to increase materially and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.”

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

We generally evaluate our insurance policies on an annual basis, which may involve renegotiation of terms as necessary. The majority of our current insurance policies were renewed during the first half of 2025. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

We have a limited operating history and have experienced substantial growth due, in large part, to the combination of Falcon’s Treehouse, LLC and its subsidiaries and Falcon’s Treehouse National, LLC with Katmandu Group, LLC and Fun Stuff, S.L. in April of 2021, the Business Combination with FAST Acquisition Corp. II in October 2023, which resulted in the Company becoming a public company with its securities traded on Nasdaq, the Strategic Investment by Qiddiya Investment Company (“QIC”), and the acquisition of OES assets in May 2025. However, recent growth rates may not be indicative of our future performance due to our limited operating history as a combined company and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or in connection with the completion of the Business Combination, and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

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

Throughout 2025 and early 2026, we undertook a series of strategic and operational actions intended to align our business portfolio of equity method investments, capital deployment, and operating focus to align with our platform‑based strategy. Such actions include the expansion of FCG’s work with QIC and New Murabba Development Company (“NMDC”), and the disposition of the Sol Tenerife Hotel, the winding up of Karnival, and the termination of our license with The Hershey Company These actions reflect an emphasis on the continued growth of FCG and FBB, together with continued progress toward a more asset‑efficient operating approach within FBD.

We cannot assure you that we will have the personnel, expertise, or resources to sustain or manage our growth, or that our growth and expansion strategies will be attractive to our customers, and our failure to sustain or increase our growth may materially and adversely affect our business and results of operations.

The impairments of our intangible assets and equity method investment in our joint ventures have materially and adversely impacted our business and results of operations and may do so again in the future.

Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review certain assets for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. Further, we review our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. We recognize an impairment of an equity-method investment if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. The outcome of such testing previously has resulted in, and in the future could result in, impairments of our assets, including our property, plant, and equipment, intangible assets, goodwill and/or our equity method investment in our joint ventures.

Our Sierra Parima segment experienced losses in 2023 as a result of financial, operational, infrastructure challenges encountered at the Katmandu Park DR following its opening in March 2023. Sierra Parima performed an evaluation of its long-lived fixed assets in accordance with ASC 360 to determine whether their fair value is less than carrying value. As a result of this analysis, Sierra Parima recorded a fixed asset impairment of $46.7 million as of December 31, 2023. Based on the estimated sale or liquidation proceeds from Sierra Parima, and Sierra Parima’s outstanding debts remaining to be settled, the fair value of the Company’s investment in Sierra Parima was determined to be zero. The impairment is the result of management’s estimates and assumptions regarding the likelihood of certain outcomes related to various liquidation and sale scenarios and pending legal matters, the timing of which remains uncertain. These estimates were determined primarily using significant unobservable inputs (Level 3). The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. On May 30, 2025, the Company's investment in Sierra Parima was sold for nominal consideration and no gain or loss on the sale was recognized. For more information about the impairment charge with respect to Sierra Parima, see Note 6, “Investments and advances to equity method investments – Sierra Parima” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

Further, the Tenerife Sale, which was completed on May 30, 2025, represented a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. The Company evaluated its remaining equity investment in PDP for impairment as of December 31, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of December 31, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income. Note 6, “Investments and advances to equity method investments – PDP” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

The Company has a 50% interest in Karnival, an unconsolidated joint venture. The Company and its joint venture partners have agreed to commence the liquidation process of the joint venture. The liquidation process of the joint venture represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in Karnival. Accordingly, the Company performed an impairment evaluation of its equity method investment in Karnival to determine whether the remaining carrying amount of the investment exceeds its fair value, and determined that, as of December 31, 2025, it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate valuation inputs (Level 2). The estimated fair value is based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. As of December 31, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income.

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

For the year ended December 31, 2025, we incurred a loss from operations of $13.4 million and negative cash flows from operating activities of $26.0 million. Management has concluded, and the reports of our auditors included in this Annual Report reflect, that there is substantial doubt about our ability to continue as a going concern. Since our inception, we have funded our operations primarily through financing transactions such as related party and third-party loans and the Strategic Investment and have incurred recurring net losses and negative cash flows. We will require additional capital in order to fund currently anticipated expenditures and to meet our obligations as they come due. See “—We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all” below for additional information related to the risks of obtaining additional capital.

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

We have funded our operations since inception primarily through financing transactions such as related party and third-party loans and the Strategic Investment. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We incurred a loss from operations of $13.4 million for the year ended December 31, 2025, had an accumulated deficit attributable to common stockholders of $44.6 million as of December 31, 2025, and had negative cash flows from operating activities of $26.0 million for the year ended December 31, 2025. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. In addition, as of December 31, 2025, the Company has accrued material amounts of expenses in relation to its external advisors, accountants and legal costs. As of December 31, 2025, the Company had a working capital deficiency of $(18.1) million including $0.6 million debt that matured on May 16, 2025 and debt coming due of $2.6 million in the next 12 months. The Company does not currently have sufficient cash or liquidity to pay liabilities that are owed or are maturing at this time and the ability to do so in the future is contingent upon securing additional financing or capital raises.

Additional financing may not be available on terms favorable to us, if at all, or the cost of additional financing may be exceedingly high. In particular, ongoing conflicts in the Middle East, including hostilities with Iran, and the war between Russia and Ukraine have caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities or to implement our strategy, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay future dividends to holders of our Common Stock. If we undertake financing by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, preferred stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.

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

In our FBD business, we may encounter difficulties in adapting our asset-efficient strategy or in developing and maintaining effective joint partnerships with our existing JV partner, Meliá, and/or with new joint venture partnerships. We expect our asset-efficient strategy to reduce our capital expenditures by harnessing the strengths and resources of current and future strategic partners, allowing us to focus on our core competencies of bringing incredible experiences to people. However, we may not be able to execute on such strategy effectively. For example, we may not be able to negotiate agreements with our existing joint venture partners or with new joint venture partners on terms that are acceptable to us or at all, and our ability to successfully operate an asset-efficient model exposes us to different risks than we face with an asset-heavy model, as we will be increasingly subject to the risks inherent in third-party infrastructure over which we would have limited control. Further, our efforts to reduce our existing capital expenditures may not be successful. For example, while we believe the closure of Katmandu Park DR to visitors was in the best interest of the Sierra Parima joint venture with Meliá because the closure eliminates potential ongoing operational losses at the Katmandu Park DR, and while we believe the Tenerife Sale and commencement of liquidation of our Karnival joint venture were each similarly in our best interests, there may be unexpected consequences of such closure, sale and liquidation that negatively impact our business or that of our joint venture partner, whereby such unexpected consequences could be the basis for a dispute with our joint venture partner.

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

In addition, in the future, certain of our construction timelines may be lengthened and/or require increased development costs due to competition for skilled construction labor and employees with relevant technical expertise, disruption in the supply chain for materials, increased costs for raw materials and supplies, labor relations and construction practices in foreign markets, rising inflation, ongoing conflicts in the Middle East, including hostilities with Iran, and the war between Russia and Ukraine; and these circumstances could continue or worsen in the future. As a result of the foregoing, we cannot assure you that any of our development, acquisition, expansion, repositioning and rebranding projects will be completed on time or within budget or that the ultimate rates of investment return will be as we forecasted at the time the project was commenced. If we are unable to complete a project on time or within budget, the resort and/or theme park’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

The FBD properties, including the hotel and theme park owned and operated by our PDP joint venture with Meliá, also have an ongoing need for renovations, rebranding and other capital improvements and expenditures, including to replace furniture, fixtures and equipment from time to time as the need arises. While we believe the closure of Katmandu Park DR to visitors, the Tenerife Sale, and the commencement of liquidation of Karnival should help reduce our ongoing capital expenditures, we still have assets through our PDP joint venture, including a hotel and theme park in Mallorca, Spain.

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

In addition to liquidity risks, these capital expenditures may result in declines in revenues while hotels and parks are in initial construction, while rooms, restaurants, rides or attractions are out of service for rebranding or maintenance, and while areas of our properties are closed due to capital improvement projects. We expect our costs will increase over time, and our losses may continue, as we expect to continue to invest additional funds in expanding our business and sales and marketing activities. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to continue increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. For example, following the opening of our Katmandu Park DR in March 2023, we experienced various financial, operational, and infrastructure challenges that led to lower than planned open days and attendance at the park. As a result, in March 2024, we closed Katmandu Park DR to visitors. For more information about the closure of the Katmandu Park DR, see Note 8, “Investments and advances to equity method investments – Sierra Parima” to our audited consolidated financial statements contained in Item 8 of this Annual Report.

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

Developing FCG requires ongoing investment in personnel and infrastructure. In 2024, we acquired and moved into a larger building in Orlando to meet the space requirement for our continued growth. Our growth plans for FCG place significant demands on our management and operating personnel, and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Depending upon the timing and level of revenues generated from FCG, including through the Consultancy Services Agreement with QIC and other initiatives, the related results of operations and cash flows we anticipate from FCG may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

Our ability to execute on our strategy and business model is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location-based formats, utilizing proprietary and third-party intellectual property. As such, increasingly, our intellectual property and technologies will be deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to provide our customers with a comprehensive solution to their experiential entertainment needs, and to increase sales of our intellectual property and technologies.

FCG’s ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on its customers’ environments and their abilities to effectively integrate FCG’s technologies in their existing facilities. In addition, FCG’s ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel, independent contractors and subcontractors, with experience in supporting customers in the use of tools and technologies such as ours. As the number of FCG’s customers or projects grows, that growth may put additional pressure on FCG’s services teams, and FCG may be unable to respond quickly enough to accommodate short-term increases in customer demand for its services. FCG may also be unable to modify the future scope and delivery of its services to compete with changes in the services provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as FCG continues to grow its operations and expand its global customer base, FCG needs to be able to provide efficient services that meet its customers’ needs globally at scale, and its services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If FCG is unable to provide efficient services globally at scale, our ability to grow FCG’s operations may be harmed, and FCG may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

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

Further, FBB’s ability to provide effective services and execute on its business strategy depends upon its ability to effectively deploy our and third-party brands’ intellectual property across multiple media and experiential channels. This means that FBB’s success depends disproportionately on its ability to successfully develop proprietary and third-party brands across disparate consumer bases, technologies and geographies and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy will require us to acquire, build, invest in and develop our competencies in disparate areas, which will require significant effort, time and money, with no assurance of success. The success of FBB also requires significant alignment and integration among our business divisions and between FBB and third-party brands. If FBB is unable to successfully develop, maintain and expand key proprietary and third-party brands as planned, our business performance could suffer. Further, if the consumer market does not broadly adopt our intellectual property, FBB would be impacted and we would be unable to implement our current business strategy.

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

A limited number of industry customers have contributed a significant portion of FCG’s and our revenues in the past and are projected to do so in the future. In particular, FCG had two major customers in 2025 and one major customer in 2024. For the year ended December 31, 2025, 60% and 39% of FCG's revenue came from QIC and NMDC. For the year ended December 31, 2024, 99% of FCG's revenue came from QIC. We are likely to continue to experience ongoing customer concentration. It is possible that revenue from QIC may not reach or exceed historical levels in any future period. Each of the agreements that we have entered into with QIC contains the scope of services and completion milestone requirements applicable to each particular entertainment asset or services to which the agreement relates. Because our work for QIC is not subject to a master services agreement, our and QIC’s rights and obligations and our time to complete a specific task may vary from agreement to agreement and the terms and conditions of each agreement is generally tailored to the specific project or services covered by the applicable agreement. In some instances, QIC may have a contractual obligation under separate agreements with unaffiliated third-party intellectual owners to obtain approval of our work prior to acceptance of our work whereby we are not in privity of contract with such third-party intellectual property owners. As of March 30, 2026, we have 9 active agreements with QIC, each of which may be terminated at will by either FCG, after providing 14 days’ notice to QIC, upon a further notice of 42 days or QIC upon 14 days’ notice to FCG. Further, there are no cross-termination or cross-default provisions in these agreements, as they relate to discrete services or projects that are not dependent on each other. Although we believe that we have a strong relationship with QIC, if QIC moves their business elsewhere it would have an adverse effect on our profitability, particularly the profitability of FCG.

Following the completion of the Strategic Investment, the Company, Falcon’s Opco and FCG LLC are subject to contractual restrictions that may affect our ability to access the public markets and expand our business.

In connection with the Strategic Investment, Falcon’s Opco, FCG LLC and QIC entered into a third amended and restated limited liability company agreement of FCG LLC, on September 4, 2023 (as amended, the “FCG A&R LLCA”), which grants certain consent, preemptive and priority rights to QIC with respect to FCG LLC and its subsidiaries, and in some instances, the Company and Falcon’s Opco. The FCG A&R LLCA was amended on March 18, 2024 to provide QIC with additional consent rights over incentive bonuses.

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

Our development of new sources of revenue depends on development activities that expose us to project cost and completion risks, including:

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
•
any liability or alleged liability or resultant delays associated with latent defects in design or construction of projects we have developed for our businesses or that we may construct in the future adversely affecting our business, financial condition and reputation; and
•
the delay or failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm.

FCG and its clients also source supplies and materials from third parties that are exposed to such risks, and the occurrence of any of these risks with respect to those third parties could have a material adverse effect on FCG’s and its client’s access to the supplies and materials sourced from these third parties. In addition, ongoing conflicts in the Middle East, including hostilities with Iran, and the war between Russia and Ukraine may significantly amplify already existing disruptions to clients and supply-chains and logistics.

We are subject to numerous other risks associated with acquisitions, dispositions, business combinations, or joint ventures.

As part of our growth strategy, we regularly engage in discussions with respect to possible acquisitions, dispositions, sale of assets and equity, business combinations, and joint ventures intended to complement or expand our business, or to align our business with our strategy, some of which may be significant transactions for us. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction could require us to incur significant costs, including as a result of professional fees and due diligence efforts, and cause diversion of management’s time and resources. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. If we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. In addition, acquisitions may expose us to operational challenges and risks, including:

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

We operate in certain international regions that experience varying degrees of social, political, military, and economic instability. These conditions may include civil unrest, geopolitical tensions, armed conflicts, acts of terrorism, or other disruptions that could adversely affect our operations, supply chain, workforce, or the ability of customers and partners to conduct business with us. Any escalation of these risks in the countries where we operate could negatively impact our financial results, business continuity, and long term strategic objectives.

Our FCG division is frequently contracted by international customers to provide its master planning and design services in locations outside the United States. For example, we have been contracted to provide full service master planning for five theme park projects, as well as the potential additional expansion work, for third-party clients in the Kingdom of Saudi Arabia and we are a 50% shareholder in PDP, which owns and operates the Sol Katmandu Park & Resort in Mallorca, Spain. These joint ventures and other direct and indirect international operations expose us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our businesses, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions (such as economic sanctions administered by the U.S. Treasury Department’s

Office of Foreign Assets Control, which prohibit certain activities and transactions involving U.S. sanctioned countries and persons), that could have a material negative impact on our operations (and in the case U.S. sanctions, result in criminal or civil liability where violated), harm our ability to pursue creative and development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in jointly managing an organization doing business in different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) monitoring fluctuations in foreign currency exchange rates.

We are exposed to risks related to operating in the Kingdom of Saudi Arabia.

A significant portion of FCG’s planned theme park projects are concentrated in the Kingdom of Saudi Arabia. FCG is supporting the creative development of multiple entertainment experiences within Qiddiya City, a planned tourism destination in Saudi Arabia, including master planning a water theme park, supporting the development for a gaming and esports district, and acting as the master planner, attraction designer and creative guardian of the first-ever Dragon Ball theme park. We have collaborated with QIC over the past six years and we expect this collaboration to continue. FCG is also acting as Creative and Content Advisor for The Mukaab, the central landmark of the New Murabba downtown development in Riyadh.

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
•
regional conflicts and escalating geopolitical tensions in the Middle East and the potential future involvement of the Kingdom of Saudi Arabia in such conflicts;
•
geopolitical instability and uncertainty in the Kingdom of Saudi Arabia, resulting from government or military regime change, civil unrest or terrorism;
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

Changes in foreign trade policies and tariff structures, as well as the potential impacts of legal challenges related to such policies, could adversely affect our business, financial condition, and results of operations.

Certain aspects of our business involve cross‑border sourcing, technology deployment, and international development partnerships. Changes in trade policies, including tariffs or other restrictions, could increase costs, delay development timelines, disrupt supply chains, or limit market access. For example, Falcon's Attractions operations may import parts, components, ad materials used in product sales. Volatile trade policy could also reduce margins, disrupt production schedules, or require pricing adjustments that may not be fully recoverable. Uncertainty arising from the evolving application or enforcement of such measures may impair our ability to plan and execute projects efficiently and the imposition of certain foreign trade policies could adversely affect our business, financial condition, and results of operations.

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

Under the terms of our joint venture agreements with Meliá, and any joint venture agreements we may enter with future joint venture partners, we may be required to contribute certain funds and assets to our joint venture entities, obtain or provide certain permits, licenses or other authorizations, provide certain fiscal indemnification to our joint venture entities and meet various other terms and conditions. If we fail to comply with the terms and conditions of the applicable joint venture agreement, we may incur liabilities to our joint venture partners under the applicable joint venture agreement. In that situation, the damages we would be subject to would be quantified either by the applicable courts or, in the case that we are required to transfer our shares in the joint ventures to the non-breaching counterparties, by third-party valuation firms. In addition, our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or our relationship with such joint venture partner.

We have entered and expect to continue to enter into joint venture, strategic collaborations, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

We have entered into, and expect to continue to enter into, significant joint venture, strategic collaboration, teaming and other arrangements, including our FBD joint ventures with Meliá and our FBB collaborations with certain brands featured on PBS Kids. These activities involve risks and uncertainties, including the risk of a joint venture partner or other party to a business arrangement failing to satisfy its obligations, which may result in certain liabilities to us for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and the other parties to our business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, in these joint ventures, strategic collaborations and alliances, we may have certain overlapping control with our joint venture or brand partners over the operation of the assets, businesses or brands. As a result, such joint ventures, strategic collaborations and alliances may involve risks such as the possibility that a counterparty in a business arrangement might become bankrupt, be unable to meet its contractual obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our business partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third-party could expose us to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

Further, we cannot control the actions of Meliá, QIC, or our other future joint venture partners or strategic collaborators, including any non-performance or default under our agreements. If Meliá, QIC, or our other future joint venture partners or strategic collaborators were to fail to timely remit revenues to us, or if we dispute the amount of revenue remitted, such event could materially adversely affect our results of operations.

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

The success of projects held under joint ventures that are not operated by the Company is substantially dependent on the joint venture partner, over which we have limited or no control. Our FBD Mallorca hotel and theme park is a joint venture with Meliá. Control of the existing joint venture entity that owns and operates these properties is split equally between us and Meliá. Although our current FBD joint venture agreement provides certain voting rights and provisions for the resolution of deadlocks, Meliá is primarily responsible for the management of the properties held by our joint venture entity and controls most ordinary course business and operational decisions, including, among other things, with respect to sales and marketing of the hotels and determining annual and long-term objectives for occupancy, rates, revenues, clientele structure, sales terms and methods. Consequently, we are highly dependent on the operational expertise of Meliá, and likely will be similarly dependent on our future joint venture partners, as well as their corporate priorities. Further, while control and ownership of our existing joint venture with Meliá is split equally between the Company and Meliá, our control or ownership of future joint ventures with other partners may be in a different proportion. Therefore, our results are subject to the additional risks associated with the financial condition and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.

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

Under our FBD joint venture arrangement with Meliá, pursuant to which neither venture partner has the power to control the venture, an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. For example, certain actions by the joint venture entity may require unanimous approval by us and our joint venture partner. An impasse between us and our joint venture partner could result in a “deadlock event.” In such event, if not resolved, we and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third-party of our interests in the partnership or joint venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or joint venture.

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

Our existing and potential future FBD joint venture entities may also be subject to debt and the refinancing of such debt, and we may be required to provide certain guarantees or be responsible for the full amount of the debt, beyond the amount of our equity investment, in certain circumstances in the event of a default. Our joint venture partners may take actions that are inconsistent with the interests of the joint venture or in violation of the financing arrangements and trigger our guaranty, which may expose us to substantial financial obligations and commitments that are beyond our ability to fund.

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

The operating season our hotel and our theme park is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.

Our operations in the hospitality industry, such as our FBD hotel, theme park, and other attractions, and joint venture properties are normally subject to seasonal variations and generally operate during limited periods and/or have fluctuations in anticipated market tourism and spending based on the time of year. As a result, revenues in our FBD division fluctuate with changes in hotel and theme park attendance and occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s second and third quarters. For example, our Katmandu Park in Mallorca, Spain has limited open hours from March to mid-June and mid-September to November, extended open hours from mid-June to mid-September, and is closed from November to March. Likewise, the Sol Katmandu Resort operates on a seasonal basis, from April through October each year. As a result, nearly all of our revenues from the Mallorca operations are generated during a 230- to 245-day operating season. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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

We face substantial competition in each of our operating divisions from alternative providers of the technologies, attractions, entertainment experiences and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, content and other resources we require in operating our businesses. For example:

•
FBB competes in the attraction systems, and technology commercialization.. All feature a wide range of competitors. Within the attractions systems and technologies markets, FBB competes with Triotech, Dynamic Entertainment, Simtec, Simworx, and DOF Robotics.
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

Our success depends substantially on consumer tastes and preferences that change in often unpredictable ways. Consumer tastes and preferences impact, among other items, revenues from affiliate fees, licensing fees and royalties, theme park admissions, hotel room charges and attraction sales. The success of our businesses depends on our ability to consistently create marketable content and services, which may be distributed, among other ways, through social media, interactive media, broadcast, cable, internet or cellular technology, print media, theme parks and other entertainment attractions, hotels and resort facilities, travel experiences and consumer products. Such distributions and deployments must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content.

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

Because payroll costs are a major component of the operating expenses at a theme park, a shortage of skilled labor could require higher wages that would increase labor costs, which could adversely affect results of operations and cash flows at our FBD properties. All of the Spanish joint venture employees are subject to collective bargaining agreements governed by the Workers’ Statute of Spain. At the beginning of 2025, there was a pre-agreement announced for a 6.0% wage increase in 2025 and 4% in 2026 (applying only to the positions that are being remunerated with the collective bargain agreement). Outside of Spain, continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates.

Additionally, staffing shortages in places where our FBD theme park and resort are located also could hinder our ability to grow and expand our businesses and could restrict our ability to operate our resort, theme parks, restaurants and other attractions. As of December 31, 2025, our FBD joint venture entities with Meliá directly and indirectly employed approximately 9 year-round, full-time employees worldwide at both their corporate offices and on-site at their resorts, restaurants and theme parks, and an additional 222 full-time and partial-time employees working all or part of the operating season in our joint venture properties in Spain. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction.

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

Our future performance depends on the continued contributions of our senior management, including our Executive Chairman, Scott Demerau, our co-Founder and Chief Executive Officer, Cecil D. Magpuri, and other key employees to execute on our business plan, develop new products and enter into new partnerships. In addition, our success, in part, depends on our ability to attract and retain qualified persons to serve on our board of directors and our board committees. The failure to properly manage succession plans or the loss of services of senior management, other key employees or members of our board of directors could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not currently maintain key person life insurance policies on any of our employees. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to recruit suitable replacements and integrate them within our business, and could affect our corporate culture.

A variety of events beyond our control may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.

Demand for and consumption of our products and services, particularly our FBD experiential entertainment and FCG’s attraction master planning and design services, is highly dependent on the general environment for travel, tourism, leisure and entertainment. The environment for travel and tourism, as well as demand for and consumption of leisure and entertainment products, can be significantly adversely affected as a result of a variety of factors beyond our control, including: health concerns (including those related to COVID-19 and potential future pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, wildfires, hurricanes, typhoons, floods, tsunamis, earthquakes, volcano eruptions and oil spills); international, political or military developments (including the ongoing conflicts in the Middle East, including hostilities with Iran, and the war between Russia and Ukraine); a decline in economic activity; rising inflation; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs or widespread computing or telecommunications failures, may also impede our ability to provide our products and services or impede our ability to obtain insurance coverage with respect to some of these events. For example, we saw a material impact on our businesses and net cash flow in 2020 and 2021 as a result of worldwide restrictions on travel, construction, and public gatherings due to the COVID-19 pandemic. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Future health concerns or other macroeconomic changes like the ones listed above may impact our business in ways that we cannot predict.

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

We rely extensively on information technology systems in the operation of each of our business divisions. We utilize both commercial and open source software, tools, and other technology systems, as well as our own proprietary technology to, among other things, design and plan attraction systems, create FCG media and entertainment content, sell tickets and admit guests to our FBD theme park, check-in and check-out guests at our FBD hotel, sell food, beverages and other products at our FBD hotels and theme park, manage our workforce, manage the inventory for our three business divisions, and monitor and manage each business division on a day-to-day basis. We also leverage mobile devices, social networking and other communication platforms to connect with our employees, business partners and customers. The foregoing technology systems and our usages thereof are vulnerable to damage and disruption from circumstances beyond our control, including fire, natural disasters, power outages, system and equipment failures, global or regional outages, viruses, software supplier chain dependency vulnerabilities, malicious attacks, security breaches, theft, and inadvertent release of information. Damage or disruption to these technology systems may require significant investment in order to update, remediate or replace such systems with alternate systems, and we may suffer disruptions in our operations as a result. Many of the commercial software and hardware that we utilize incorporate open-source software and technology, as well as embedded subsystems which are potentially susceptible to exploits. We are unable to fix such software ourselves and rely on our relationships with our vendors to identify and provide the appropriate fixes and updates.

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

We maintain information necessary to conduct our businesses, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. We may use third-party service providers to assist in providing, configuring, or maintaining these systems. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We have established information security programs to identify and mitigate cyber risks but the development and maintenance of these programs is costly and requires ongoing monitoring and updating as technology changes and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

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

We are exposed to currency translation risk in our Karnival and PDP joint ventures, and we may be exposed to currency translation risk of our FCG international customers, who use home currencies that are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates would affect the amounts we record for our assets, liabilities, revenues and expenses with respect to Karnival, PDP, and such potential FCG international customers, and could have a negative effect on our financial results. Further, a significant portion of FCG’s revenues from QIC and NMDC is paid in Saudi Riyals. The SAR is currently pegged to the U.S. dollar, but if the Kingdom of Saudi Arabia changes its policy of pegging the SAR to the U.S. dollar, such a change could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as FCG’s international operations grow.

Our insurance may not be adequate to cover potential losses, liabilities and damages of our product divisions, the cost of insurance may continue to increase materially and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.

Our business is subject to, among other things, a number of risks, hazards, and other materially adverse occurrences. Such occurrences could result in damage or impairment to our properties or business divisions. While insurance is not commonly available for all these risks, we tend to maintain customary insurance against risks when available. In the event that costs or losses exceed our available insurance or additional liability is imposed on our business divisions, this could have a materially adverse effect on our business operations and financial condition.

Risks Related to Our Intellectual Property

Theft of our intellectual property, including unauthorized exhibition of our content, may decrease our licensing, franchising and programming revenue which may adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain and enforce the intellectual property rights in our technology, entertainment content, and other intellectual property. Developing intellectual property is a significant feature of our businesses and leaking portions of or piracy of our intellectual property has the potential to significantly and adversely affect our business. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Furthermore, intellectual property and confidentiality protections in the Kingdom of Saudi Arabia, where we have a significant customer concentration, may not be as effective as in the United States or Europe. These uncertainties could limit the legal protections available to us to protect our intellectual property.

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

We, the hotel and theme park that we co-own, and the facilities and attractions of our FCG customers, are subject to a variety of laws and regulations around the globe, including, among others, laws related to: employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery and anti-corruption; cybersecurity, data privacy, data localization and the handling of personally identifiable information; competition; the environment; health and safety; liquor sales; and the offer and sale of franchises. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with laws and regulations may not prevent our associates, contractors, or agents from materially violating these laws and regulations. The failure to meet the requirements of applicable laws or regulations, or publicity resulting from actual or alleged failures, could have a significant adverse effect on our results of operations or reputation.

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

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions, or by other macroeconomic factors

FBD’s joint venture operations in the EU are subject to the laws of such jurisdictions rather than U.S. law. Additionally, FCG frequently provides services to customers located in countries across the world, including in the Kingdom of Saudi Arabia. Laws in some jurisdictions differ in significant respects from those in the United States. These differences can affect our ability to react to changes in our businesses, and our rights or ability to enforce rights may be different than would be expected under U.S. law. For example, in Spain and the EU, the climate change-related laws and regulations are more extensive and onerous than those of the United States.

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

We are also subject to costs and difficulties inherent in managing cross-border business, including regulations related to customs, tariffs, and trade barriers, local or regional economic policies and market conditions, rates of inflation, cultural and language differences, social unrest, crime, strikes, riots and civil disturbances, regime changes and political upheaval, terrorist attacks and wars, and deterioration of political relations with the United States. If we are unable to adequately address these risks, our operations may suffer.

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

Subject to the discussion in this Annual Report, Falcon’s Opco is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of the Falcon’s Opco Units, including the Company. Accordingly, the Company will incur income taxes on its allocable share of any net taxable income of Falcon’s Opco. Under the terms of the A&R Operating Agreement, Falcon’s Opco is obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of Falcon’s Opco Units, including the Company. In addition to tax expenses, the Company will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. The Company intends, as its sole manager, to cause Falcon’s Opco to make distributions to the holders of Falcon’s Opco Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover the Company’s operating expenses, including payments under the Tax Receivable Agreement. However, Falcon’s Opco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which Falcon’s Opco is then a party, including debt agreements, or any applicable law or regulation, or that would have the effect of rendering Falcon’s Opco insolvent. If the Company does not have sufficient funds to pay tax or other obligations or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that the Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. The failure of the Company to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because Falcon’s Opco (i) is prohibited from making such payment under the terms governing certain of its indebtedness or under applicable law and Falcon’s Opco cannot obtain sufficient funds to make such payment after taking commercially reasonable actions or (ii) would become insolvent as a result of making such payment. In addition, if Falcon’s Opco does not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends will also be restricted or impaired.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our businesses, which may include claims by third parties, including guests who visit our FBD properties, our FCG customers or subcontractors, our FBB brand partners, any of our employees or regulators including the Guggenheim Complaint and the FAST Settlement, as more fully described in Note 12, “Commitments and contingencies” to our audited consolidated financial statements contained in Item 8 of this Annual Report. Pursuant to the FAST Settlement, we paid FAST an up-front settlement payment of $2.5 million on December 1, 2025, and are required to pay a deferred settlement payment of $7.0 million on or before January 31, 2027, with ratable with ratable decreases for early payment provided that the deferred settlement payment will never be less than $6.0 million and if the deferred settlement payment is not paid on or before January 31, 2027, it will accrue interest at a rate of 10.75% per annum until paid. While we expect that the deferred settlement payment will be funded by our receipt of a tax refund from the Spanish Tax Administration Agency in respect of the previously-announced sale of the equity interests in Tertian XXI, SL, which owned the real estate assets comprising a resort hotel in Tenerife, Spain, and/or a sale, directly or indirectly, of the Company’s hotel resort and theme park located in Mallorca, Spain, we cannot assure you of this. The requirement to make the deferred settlement payment restricts our ability to use certain cash we may receive, which may materially adversely affect our business. In the event that the deferred settlement payment is not paid in full on or before January 31, 2027, the FAST Settlement will be void and both FAST and the Company will be entitled to re-assert their claims against each other.

Further, the outcome of the Guggenheim Complaint and any other proceedings cannot be predicted. If any of these proceedings is determined adversely to us, or if we receive a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against us, our businesses, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to our management due, to the increased time and resources required to respond to and address the litigation.

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

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

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

We have identified material weaknesses in our internal controls over financial reporting which were initially disclosed as of December 31, 2023, and these material weaknesses continued to exist as of the end of the most recent reporting period. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified are:

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

We are committed to remediating these material weaknesses to address deficiencies identified, as further described in Part II "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K. The implementation of these remediation measures continues to progress and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. As a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain.

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

We cannot assure that these measures will significantly improve or remediate these material weaknesses. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Our independent registered public accounting firm was not required to perform an audit of our evaluation of our internal control over financial reporting as of December 31, 2025 in accordance with the provisions of the Sarbanes-Oxley Act.

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

In addition, as a public company our costs related to directors and officers liability insurance have increased, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. We may be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our securities, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

Risks Related to Ownership of Our Securities

The price of our securities may be volatile.

The market price of our securities has previously and in the future may continue to fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

•
actual or anticipated fluctuations in our operating results due to factors related to our business;

•
failure to meet or exceed financial estimates and projections of the investment community or that we to the public;
•
the failure of securities analysts to cover, or maintain coverage of, our securities;
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
•
sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•
changes in capital structure, including future issuances of securities or the incurrence of debt;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
investor perception of the Company and our industry;
•
overall market fluctuations;
•
results from any material litigation or government investigation;
•
changes in laws and regulations (including tax laws and regulations) affecting our business;
•
changes in capital gains taxes and taxes on dividends affecting stockholders; and
•
general economic conditions and other external factors.

Low trading volume and public float of our securities may amplify the effect of the above factors on our securities’ price volatility.

Stock markets in general can experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our securities.

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

We do not intend to pay cash dividends on our common stock for the foreseeable future.

On September 30, 2024, the Board declared a Stock Dividend of 0.2 shares of Class A Common Stock per share of Class A Common Stock outstanding to stockholders of record as of December 10, 2024. The Stock Dividend was distributed on December 17, 2024. We have not paid any cash dividends on our shares of Class A Common Stock to date. Our Series B Preferred Stock has an annual cumulative dividend rate of 11% of the $5.00 per share liquidation preference, which accrues quarterly. Prior to January 1, 2027, accrued dividends will be paid in the form of shares of Series B Preferred Stock, provided that we may upon two business days’ prior notice pay any quarterly dividend in cash, and we must pay such dividend in cash (or portion thereof) if the issuance of shares, in whole or in part, would require us to obtain shareholder approval under applicable law if such shareholder approval has not been obtained. On and after January 1, 2027, all dividends accrued after such date will be paid in cash. With respect to any dividends not declared and paid in shares or cash, the dollar amount of such dividends will be added to the liquidation preference of each share of Series B Preferred Stock.

Except with respect to quarterly dividends on our Series B Preferred Stock, it is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate declaring any cash dividends on our common stock in the foreseeable future. The timing, declaration, amount and payment of future cash or stock dividends to stockholders falls within the discretion of the Board. The Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment. There can be no assurance that we will pay any dividend.

The Demerau family controls over 50% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.

Holders of Class A Common Stock and Class B Common Stock are entitled to cast one vote per share of on all matters to be voted on by stockholders. Generally, holders of all classes of Common Stock vote together as a single class. As of the date of this Annual Report, Infinite Acquisitions holds approximately 30% of the voting power of the Common Stock and therefore has the ability to significantly influence the vote outcome of most matters submitted to stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Katmandu Ventures, LLC holds approximately 22% of the voting power of the Common Stock, and together with Infinite Acquisitions can control the vote outcome of matters submitted to stockholders for approval. Both Katmandu Ventures, LLC and Infinite Acquisitions are controlled by members of the Demerau family and may have interests that conflict with other stockholders, and may vote its shares in a way that other stockholders do not view as beneficial. Additionally, Infinite Acquisitions’ concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support.

Cecil D. Magpuri, our Chief Executive Officer, controls over twenty percent of our voting power and is able to exert significant influence over the direction of our business.

Cecil D. Magpuri, our Chief Executive Officer, has voting and investment control over approximately 22% of the shares of Common Stock, by virtue of his beneficial ownership of CilMar Ventures, LLC, Series A. As our Chief Executive Officer, Mr. Magpuri has significant control over the day-to-day management and the implementation of major strategic decisions of the Company, subject to authorization and oversight by the Board including our Executive Chairman, Scott Demerau. As a board member and officer, Mr. Magpuri owes a fiduciary duty to our stockholders and must act in good faith and in a manner reasonably believed to be in the best interests of stockholders. However, he will still be entitled to vote the shares over which he has voting control, which may be in a manner that other stockholders do not support. Mr. Magpuri’s ownership, together with the significant ownership of Infinite Acquisitions and Katmandu Ventures, LLC described above, represents a high concentration of stock in a limited number of stockholders, and together they will have the ability to control any corporate action requiring stockholder approval, even if the outcome sought by such stockholders is not in the interest of our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the value of our common stock due to a resulting lack of liquidity or a perception among investors that conflicts of interest may exist or arise.

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

The Series B Preferred Stock may be converted automatically, at a time that is disadvantageous to holders; holders have no ability to elect to convert the Series B Preferred Stock.

Pursuant to the Certificate of Designation for the Series B Preferred Stock, we can convert automatically all of the shares of Series B Preferred Stock into shares of Class A Common Stock, without any action on the part of the holders at the applicable conversion rate, following the date that is the third anniversary of the original issuance date of the Series B Preferred Stock, if at any time volume weighted average sale price of the Class A Common Stock equals or exceeds $10.00 for at least 21 trading days during a period of 30 consecutive trading days ending on the trading day immediately prior to the date of determination. Holders of Series B Preferred Stock have no ability to elect to convert shares of Series B Preferred Stock into shares of Class A Common Stock. If the Series B Preferred Stock is automatically converted, holders will receive shares of Class A Common Stock at the then-applicable conversion rate. The Series B Preferred Stock may be converted at a time that is disadvantageous to the holders of shares of Series B Preferred Stock. The value of the Class A Common Stock received upon such conversion may be less than the value that holders would have received if they had sold their Series B Preferred Stock.

The Series B Preferred Stock is equity and is subordinate to the Company’s existing and future indebtedness.

Our Series B Preferred Stock are equity interests and does not constitute indebtedness of the Company or any of its subsidiaries. As a result, any Series B Preferred Stock ranks junior to all of the Company’s and its subsidiaries’ existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against the Company, including claims in the event of the Company’s liquidation. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient funds to pay amounts due on any or all of the Series B Preferred Stock or any other series of its preferred stock then outstanding.

The Company has approximately $15.6 million of outstanding indebtedness as of December 31, 2025. The terms of the Series B Preferred Stock will not restrict the Company’s business or operations, nor will they restrict the Company’s ability to incur indebtedness or engage in any transactions, subject only to the specified voting rights of the Series B Preferred Stock described in the Certificate of Designation relating to the Series B Preferred Stock.

The Series B Preferred Stock may be junior to other preferred stock the Company may issue in the future.

The Series B Preferred Stock may be junior as to payment of dividends to any future series of preferred stock that the Company may issue (with the requisite vote or consent of the holders of the Series B Preferred Stock and all other series of parity stock that the Company have issued or may issue with like voting rights, voting together as a single class) in the future that is expressly stated to be senior to the applicable series of preferred stock as to payment of dividends and the distribution of assets upon liquidation or winding up of the Company. If at any time the Company has failed to pay, on the applicable payment date, accrued dividends on any of those shares that rank senior in priority with respect to dividends, the Company may not pay any dividends on the applicable series of preferred stock or redeem or otherwise repurchase any shares of such series of preferred stock until the Company has paid or set aside for payment the full amount of the unpaid dividends on the shares that rank senior in priority with respect to dividends that must, under the terms of such shares, be paid before the Company may pay dividends on, or redeem or repurchase, the applicable series of preferred stock. In addition, in the event of any liquidation or winding up of the Company, holders of a series of preferred stock will not be entitled to receive the liquidation preference of their shares until the Company has paid or set aside an amount sufficient to pay in full the liquidation preference of any class or series of the Company’s capital stock ranking senior as to rights upon liquidation or winding up.

The Series B Preferred Stock will rank junior to all of the Company’s and its subsidiaries’ liabilities in the event of a bankruptcy, liquidation or winding-up.

In the event of bankruptcy, liquidation or winding-up, the Company’s assets will be available to pay obligations on the Series B Preferred Stock only after all of the Company’s liabilities have been paid. In addition, the Series B Preferred Stock effectively ranks junior to all existing and future liabilities of the Company and its subsidiaries. The rights of holders of the Series B Preferred Stock to participate in the assets of the Company and its subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying the Company’s liabilities and the Company’s subsidiaries’ liabilities, to pay amounts due on the Series B Preferred Stock.

The Series B Preferred Stock is perpetual in nature.

The shares of Series B Preferred Stock represent a perpetual interest in the Company and, generally, will not give rise to a claim for payment of a principal amount or liquidation preference at a particular date. As a result, the holders of the Series B Preferred Stock may be required to bear the financial risks of an investment in the Series B Preferred Stock for an indefinite period of time.

An active trading market for the Series B Preferred Stock may not develop or continue, and the market price and trading volume of the Series B Preferred Stock may fluctuate significantly.

Since the Series B Preferred Stock has no stated maturity date and holders have no ability to elect to convert the Series B Preferred Stock into Class A Common Stock, investors seeking liquidity will be limited to selling their shares in the secondary market. The Company cannot assure you that an active trading market in the Series B Preferred Stock will develop or, even if it develops, the Company cannot assure you that it will last, in which case the market price of the Series B Preferred Stock could be materially and adversely affected and your ability to transfer a holder's shares of Series B Preferred Stock will be limited.

If an active trading market does develop, a number of factors may adversely influence the price of the Series B Preferred Stock in public markets, including the Company’s history of paying dividends on the preferred stock, variations in the Company’s financial results, the market for similar securities, investors’ perceptions of the Company, the Company’s issuance of additional preferred equity or indebtedness and general economic, industry, interest rate and market conditions. Because the Series B Preferred Stock carries a fixed dividend rate, its value in the secondary market will be influenced by changes in interest rates and will tend to move inversely to such changes. In particular, an increase in market interest rates will result in higher yields on other financial instruments and may lead purchasers of Series B Preferred Stock to demand a higher yield on the price paid for the Series B Preferred Stock, which could adversely affect the market price of the Series B Preferred Stock. Furthermore, the daily trading volume of the Series B Preferred Stock may be lower than the trading volume of other securities. As a result, investors who desire to liquidate substantial holdings of the Series B Preferred Stock at a single point in time may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market price of such shares.

Additionally, we expect to apply to list our Series B Preferred Stock on Nasdaq. Our eligibility for listing on Nasdaq depends on our ability to initially meet and continue to meet Nasdaq’s listing standards, including the Company having a minimum bid price, level of publicly held shares, and market value. We cannot assure you that we will be able to meet the initial listing requirements and even if our Series B Preferred Stock is listed on Nasdaq, we cannot assure you that our Series B Preferred Stock will continue to be listed on Nasdaq.

The market price of the Series B Preferred Stock will be directly affected by the market price of the Class A Common Stock, which may be volatile.

To the extent that a secondary market for the Series B Preferred Stock develops, the market price of the Series B Preferred Stock will be significantly affected by the market price of the Class A Common Stock. The Company cannot predict how shares of Class A Common Stock will trade in the future. This may result in greater volatility in the market price of the Series B Preferred Stock than would be expected for nonconvertible preferred stock.

Holders of Series B Preferred Stock may have to pay taxes if the Company adjusts the conversion rate of the Series B Preferred Stock in certain circumstances, even though such holders would not receive any cash.

Upon certain adjustments to (or certain failures to make adjustments to) the conversion rate of the Series B Preferred Stock, holders of Series B Preferred Stock may be deemed to have received a distribution from the Company, resulting in taxable income to them for U.S. federal income tax purposes, even though holders would not receive any cash in connection with such adjustment to (or failure to adjust) the conversion rate. If you are a non-U.S. holder of the Series B Preferred Stock, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty. Please consult your tax advisor regarding the U.S. federal income tax consequences of an adjustment to the conversion rate of the Series B Preferred Stock.

Holders of Series B Preferred Stock may have to pay taxes if the Company makes distributions of additional Series B Preferred Stock on the Series B Preferred Stock, even if holders do not receive any cash.

Pursuant to the terms of the Series B Preferred Stock, the Company has made and, until January 1, 2027, expects to continue to make, distributions on the Series B Preferred Stock in the form of additional shares of Series B Preferred Stock rather than cash. Although it is not free from doubt, the Company expects such distributions generally to be tax-free for U.S. federal income tax purposes, provided that the Company does not have outstanding indebtedness that is convertible into common stock, other equity linked securities, or any class of stock in which the holders of the Series B Preferred Stock do not participate in dividends, and cash payments are made or accrued on such instruments. The IRS, however, may disagree with our tax analysis and take the position that distributions in the form of additional shares of Series B Preferred Stock will be subject to tax in the same manner as cash distributions. If such position is successful or certain unexpected circumstances occur, in years of distributions in which the Company has current or accumulated earnings and profits, holders of Series B Preferred Stock will generally recognize dividend income in an amount equal to the fair market value of the additional shares of Series B Preferred Stock received in connection with such distributions. In such a case, a holder’s tax liability may exceed the cash such holder receives with respect to its investment in the Series B Preferred Stock. Thus, holders of the Series B Preferred Stock would be required to use funds from other sources to satisfy their tax liabilities arising from their ownership of the Series B Preferred Stock. In addition, if you are a non-U.S. holder of the Series B Preferred Stock, any such dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty. Please consult your tax advisor regarding the material U.S. federal income tax considerations of distributions on the Series B Preferred Stock.

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

We rely on third parties for a significant portion of our information technology functions and conduct periodic risk assessments with assistance from a third-party consultant. We also rely on third-party hardware, software, network infrastructure, storage systems and vendors to maintain and upgrade our technology systems in order to support our business operations. Computer viruses, hackers, employee misconduct and other external hazards can expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. As previously disclosed, in May 2023, we experienced a network intrusion in which an unauthorized third party accessed and exfiltrated certain information from specific systems. In response to this incident, we secured our digital assets within our computer systems, promptly shut down our financial reporting systems on a temporary basis and commenced an investigation with assistance from an outside cybersecurity firm. In connection with this incident, we incurred certain incremental one-time costs of $0.3 million during the 2023 fiscal year related to consultants, experts and data recovery efforts, and expect to incur additional costs related to cybersecurity protections in the future. During 2025, the Company reached an agreement and was paid $0.6 million in full settlement of the claim. Although we have not been the subject of any legal proceedings involving cybersecurity incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from such incidents.

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

Our Chief Technology Officer oversees our cybersecurity risk management processes, including those described in “—Risk Management and Strategy” above. Our Chief Technology Officer has nearly 21 years of experience working in technology and technology infrastructure and has completed college coursework in computer engineering. Our cybersecurity risk management program seeks to implement tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, as well as strategies to address threats and incidents.

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

Location	Approximate Size	Use	Business Segment
Calvià, Mallorca (Spain)	15,205 m2	Owned Property Sol Katmandu Park and Resort*	Falcon’s Beyond Destinations
Calvià, Mallorca (Spain)	6,600 m2	Leased Golf Course*	Falcon’s Beyond Destinations
Orlando, Florida (headquarters)	53,600 ft2	Office Space	Falcon’s Creative Group
Makati City, Manila (Philippines)	6,772 ft2	Leased Office Space	Falcon’s Creative Group
Orlando, Florida	103,722 ft2	Warehouse	Falcon's Attractions

* Owned through joint venture

Item 3. Legal Proceedings

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss.

As previously disclosed on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company has filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable recession. Guggenheim has denied all liability as to those counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, but discovery has not been concluded and Falcon's moved to strike it. Solely as part of the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2025 and 2024, with respect to the alleged amended engagement agreement with Guggenheim. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, and to pursue damages based on the Company's amended counterclaims.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleged that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. The Company and FAST entered into a Confidential Settlement Agreement and Release, dated as of November 26, 2025, pursuant to which the Company paid an upfront settlement payment of $2.5 million on December 1, 2025, and agreed to pay a deferred settlement payment of $7.0 million on or before January 31, 2027. On February 20, 2026, the Company and FAST filed a Stipulation of Discontinuance and Order with the Supreme Court of the State on New York, New York County.

FAST Sponsor II Settlement

On November 26, 2025, the Company entered into a settlement agreement with FAST with respect to the ongoing action, FAST Sponsor II LLC v. Falcon’s Beyond Global, LLC, Index No. 654438/2025, filed by FAST on July 25, 2025 in the Supreme Court of the State of New York, New York County, in which FAST alleged that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate term loans (the “Action”).

The Settlement Agreement settles all claims on any legal or equitable theory arising out of, connected with, relating to, depending on or derivative of the subject matter of the Action, in consideration of (i) an up front settlement payment of $2,500,000, to be paid by the Falcon Parties to FAST within two business days of the execution of the Settlement Agreement (the “Up Front Settlement Payment”), (ii) a deferred settlement payment of $7.0 million, to be paid by the Falcon Parties to FAST on or before January 31, 2027 (the “Deferred Settlement Payment”, and together with the Up Front Settlement Payment, the “Settlement Payments”), with ratable decreases for early payment provided that the Deferred Settlement Payment will never be less than $6.0 million, and if the Deferred Settlement Payment is not paid on or before January 31, 2027, it will accrue interest at a rate of 10.75% per annum until paid, and (iii) upon receipt by FAST of payment in full of the Settlement Payments, the forfeiture and assignment to the Company of all securities held by FAST as of the date of the Settlement Agreement, which includes 135,000 shares of the Company’s Class A common stock and 600,000 shares of the Company’s Class A common stock held in escrow (the “FAST Securities”), and FAST agreed to subject the FAST Securities to transfer restrictions until such forfeiture or an earlier Event of Default (as defined below). The Up Front Settlement Payment was paid on December 1, 2025.

Pursuant to the Settlement Agreement, the Falcon Parties agreed to place certain distributions made by Producciones de Parques, S.L. and Fun Stuff, S.L. to the Falcon Parties in respect of (x) a tax refund from the Spanish Tax Administration Agency in respect of the previously-announced sale of the equity interests in Tertian XXI, SL, which owned the real estate assets comprising a resort hotel in Tenerife, Spain, and/or (y) a sale, directly or indirectly, of the Company’s hotel resort ant theme park located in Mallorca, Spain, in each case up to the amount of all unpaid Settlement Payments, into escrow as an express trust for the benefit of FAST and to grant FAST a first priority security interest in such distributions, to pledge to FAST all of the Falcon Parties’ equity interests in Katmandu Group, LLC to secure such distributions, and other covenants relating to the payment of such distributions into such escrow account.

The Settlement Agreement requires the parties to file a joint stipulation of dismissal of the Action without prejudice upon the latest of the payment of the Up Front Settlement Payment and the execution of the security agreement and instructions with respect to the distributions described above. The Settlement Agreement also includes mutual releases of the parties and each of their parents, subsidiaries, predecessors, successors, assigns, assignees, divisions, departments, subdivisions, joint ventures, shareholders, members, present and former officers, directors, attorneys, agents, and employees, which will take effect on the 91st day after receipt in full of the Deferred Settlement Payment. In the event that the Deferred Settlement Payment is not paid in full on or before January 31, 2027 (an “Event of Default”), the Settlement Agreement provides that such releases will be void, FAST will no longer be required to forfeit the FAST Securities or subject them to transfer restrictions, and both FAST and the Falcon Parties will be entitled to re-assert their claims against each other.

On February 20, 2026, the parties filed a Stipulation of Discontinuance and Order with the Supreme Court of the State of New York, New York County.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Warrants are currently listed on Nasdaq under the symbols “FBYD” and “FBYDW”, respectively. Trading of our Class A Common Stock and Warrants began on October 6, 2023.

Holders

As of March 24, 2026, there were 214 holders of record of our Class A Common Stock, 34 holders of record of our Class B Common Stock and one holder of record of our Warrants. We believe that the actual number of holders of our Class A Common Stock and Warrants is greater than the number of record holders and includes holders of our Class A Common Stock and Warrants whose shares of Class A Common Stock or Warrants are held in street name by brokers and other nominees.

Dividends

On September 30, 2024, the Board declared a Stock Dividend of 0.2 shares of Class A Common Stock per share of Class A Common Stock outstanding to stockholders of record as of December 10, 2024. The Stock Dividend was distributed on December 17, 2024.

Our Series B Preferred Stock has an annual cumulative dividend rate of 11% of the $5.00 per share liquidation preference, which accrues quarterly. Prior to January 1, 2027, accrued dividends will be paid in the form of shares of Series B Preferred Stock, provided that we may upon two business days’ prior notice pay any quarterly dividend in cash, and we must pay such dividend in cash (or portion thereof) if the issuance of shares, in whole or in part, would require us to obtain shareholder approval under applicable law if such shareholder approval has not been obtained. On and after January 1, 2027, all dividends accrued after such date will be paid in cash. With respect to any dividends not declared and paid in shares or cash, the dollar amount of such dividends will be added to the liquidation preference of each share of Series B Preferred Stock.

We have not paid any cash dividends on our shares of common stock to date. Except with respect to quarterly dividends on our Series B Preferred Stock, it is the present intention of the Board to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate declaring any dividends on our common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends is within the discretion of the Board. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time, including certain consent rights in connection with the Strategic Investment.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the covered period were disclosed on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company is provided to supplement the audited consolidated financial statements and the accompanying notes of the Company as of and for the years ended December 31, 2025, and 2024, included elsewhere in this Annual Report. We intend for this discussion to provide the reader with information to assist in understanding the Company’s audited consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary,” in this Annual Report.

Overview of Business

The Company is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, IP, and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group, Falcon’s Beyond Brands, and Falcon’s Beyond Destinations, each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five and four operating segments as of December 31, 2025 and 2024, respectively. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of PDP, a joint venture between Falcon’s and Meliá, and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the years ended December 31, 2025 and 2024.

Recent Developments

Acquisition of OES

In February 2025, the Company hired a team of 29 employees that had previously worked for OES. The employees were hired under customary terms and conditions for newly hired employees and no benefits or obligations from OES were paid or assumed associated with these employees. On May 9, 2025, the Company purchased certain tangible assets and a portfolio of intellectual property, including patented technologies, proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International Inc. (“OII”) for $1.6 million cash consideration, the ("OES Acquisition"). The acquisition was completed to expand our attractions services business and was integrated to form Falcon's Attractions segment. The Company also assumed a lease for a 103,000+ square-foot facility to be utilized by the Company for research, development, manufacturing, and integration of attraction sales and services. The Company had an option to acquire vehicle inventory and lifting assets on or before July 23, 2025, for an additional $7.5 million (the "Option”), or pay $0.5 million additional consideration for the May 9th acquisition, if the Company chose not to exercise the option. The Company did not exercise the Option and paid the additional consideration of $0.5 million in January 2026.

Tenerife Sale

PDP is an unconsolidated joint venture with Meliá for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. At December 31, 2025, PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a second hotel located in Tenerife in the Canary Islands until the sale on May 30, 2025, when PDP sold all of the shares of Tertian XXI, S.L., ("Tertian") a wholly-owned subsidiary of PDP, which owned the real estate assets comprising of the resort hotel in Tenerife ("Tenerife Sale").

The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $60.0 million. The Company recognized its 50% share of the gain of $30.0 million in share of gain from equity method investments included in the consolidated statements of operations and comprehensive income.

Liquidity and Going Concern

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, acquiring businesses, raising capital and recruiting personnel. The Company has incurred a loss from operations, and negative cash flows from operating activities, as it has invested in the integration and growth of the Falcon's Beyond Brands division and the newly acquired OES business. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements.

During 2025, the Company issued $32.5 million of shares of a newly created series of preferred stock designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”) for $11.8 million in cash and the exchange of $20.5 million of outstanding debt. The $11.8 million in cash was utilized for the expansion of the attractions division.

The Company’s development plans, and investments have been funded by the sale of non-core assets from its equity method investments and a combination of debt and equity investments from its stockholders. During 2025, PDP sold all of the shares of Tertian XXI, S.L., a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife. The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction, which was used to fund ongoing operations. See "Note 6 - Investments and advances to equity method investments."

The Company is reliant upon its stockholders, and third parties for obtaining additional financing through debt or equity raises, and from distributions from the liquidation of non-core equity method investments and assets, to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2025, the Company continues to carry material accrued expenses and accounts payable in relation to its external advisors fees for the 2023 Business Combination. As of December 31, 2025, the Company has a working capital deficiency of $18.1 million including $0.6 million debt that matured on May 16, 2025 and debt coming due of $2.6 million.

The Company does not currently have sufficient cash or liquidity to pay all liabilities that are owed or are maturing in the next twelve months from the financial statement issuance date and fund ongoing operations and therefore concluded that substantial doubt exists about its ability to continue as a going concern. There can be no assurance that additional capital or financing raises, or liquidation of non-core assets and investments, if completed, will provide the necessary funding for the next twelve months from the date of this Annual Report on Form 10-K. This Annual Report on Form 10-K does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Equity Method Investments

Our financial results are impacted by our 50% ownership of the equity interests in two of our unconsolidated joint ventures, PDP and Karnival and our 75% ownership of FCG, all of which are recognized as equity method investments.

We have recognized $17.2 million and $(3.1) million Share of gain (loss) from equity method investments, including impairment of the PDP joint venture of $(5.3) million and the Karnival joint venture of $(3.0) million in 2025, for the years ended December 31, 2025 and 2024, respectively.

The Company has a 50% interest in Karnival, a joint venture established with Raging Power Limited. The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. In October 2025, the Company and its joint venture partners agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. The results of operations for Karnival are immaterial for the years ended December 31, 2025, and 2024.

The carrying value of our investments and advances as of December 31, 2025, was comprised of approximately $17.8 million for FCG, $28.6 million for PDP and $4.2 million for Karnival.

The carrying value of our investments and advances as of December 31, 2024, was comprised of approximately $25.0 million for FCG, $24.4 million for PDP and $7.1 million for Karnival.

Timing of Current Projects and Future Geographic and Product Expansion

Our financial results and liquidity needs vary from quarter-to-quarter or year-to-year depending on the timing of:

•
our signing of agreements with and related disbursement from our clients
•
FCG’s signing of agreements with and related disbursements from QIC
•
completion of our current projects
•
our contributions to, and distributions from our existing and new joint ventures
•
FBB’s strategic partnerships or alliances.

Further, our success depends substantially on our ability to accurately predict and adapt to changing consumer tastes and preferences. Consumer tastes and preferences impact and will impact, among other items, revenues from affiliate fees, licensing fees and royalties, critical and commercial success of our planned entertainment offerings, theme park admissions, hotel room charges or sales of our other consumer products and services.

Risks Associated with Future Results of Operations

For additional information on the risks associated with future results of operations, please see Item 1A. Risk Factors of this Annual Report.

Components of Our Results of Operations

In our FCG segment, FCG generates revenue from creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. The Falcon's Attractions segment generates revenue from the design, engineering, manufacturing, and sales of proprietary and customized ride systems, attraction hardware, and related technologies. The other FBB segment activity may generate revenue through licensing arrangements, partnerships, and brand extensions across consumer products, digital platforms, and experiential formats. In our Destinations Operations segment, revenues may be generated through the management of resorts and theme parks and incentive fees. PDP revenue may be derived from a combination of management fees, licensing fees, revenue-sharing arrangements, or equity participation.

Project design and build expense

Our Project design and build expenses primarily include project related direct wages, freelance labor and software costs.

Cost of product sales

Our Cost of product sales includes hardware costs.

Selling, general and administrative expense

Our Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses.

Transaction (credit) expenses

Transaction (credit) expenses include credits from transaction expense settlement and expenses for professional services directly related to business combinations and capital raise initiatives.

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

Depreciation and amortization expense

We incurred depreciation expenses for property and equipment utilized in the operation of our businesses. We incurred amortization expense for finite-lived intangible assets, comprising of developed technology, trade names and trademarks, OES trade name and software rights, and right-of-use assets for our finance lease.

Share of gain (loss) from equity method investments

Our Share of gain (loss) from equity method investments represents our proportional share of net earnings or losses of our unconsolidated joint ventures.

Our parks and resorts, which operated within our unconsolidated joint ventures, generated revenue through the sales of hotel rooms, park admissions, food and beverage, merchandise, and ancillary services, and the principal costs of parks and resorts were employee wages and benefits, advertising, maintenance, utilities, and insurance. Factors that have affected these costs have included fixed operating costs, competitive wage pressures, food, beverage and merchandise costs, costs for construction, repairs and maintenance and inflationary pressures.

FCG generates revenues from master planning, attraction design, experiential entertainment, content production, interactives, and software. The principal costs of these services are project design and build expense, employee wages and benefits, research and development, sales and marketing, depreciation and amortization, software costs, legal fees, consultant fees, and occupancy costs.

The Company monitors the equity method investments for impairment and records reductions in their carrying value if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. There were $8.3 million and $0 in impairment losses recognized for investments in equity method investments during the year ended December 31, 2025 and 2024, respectively. See "Note 6 – Investments and advances to unconsolidated joint ventures" in the Company’s audited consolidated financial statements.

Interest expense

Our Interest expense consists of the interest on our debt instruments generated by related party and third-party loans and lines of credit used primarily to fund working capital and operations. See "Note 11 – Long-term debt and borrowing arrangements" in the Company’s audited consolidated financial statements for a description of our indebtedness and “Liquidity and Capital Resources” below.

Change in fair value of warrant liabilities

Prior to January 14, 2025, the warrants were classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive income. The warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per warrant, on October 6, 2028. The warrants will not be exercisable and the holders of the warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

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

Change in fair value of earnout liabilities

At the closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent earnout shares in the form of Class A Common Stock and Class B Common Stock, respectively. The earnout shares were deposited into escrow and are to be earned, released and delivered upon satisfaction of, or forfeited and canceled up on the failure of certain milestones. Prior to September 30, 2024, the earnout shares were classified as a liability and measured at fair value, with changes in fair value included in the results of operations.

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

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million as of September 30, 2024. For the year ended December 31, 2024, the Company recognized $172.3 million of gain related to the change in fair value of earnout liabilities included in the consolidated statements of operations and comprehensive income. After the reclassification to equity, the earnout shares will not require subsequent fair value measurement.

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

Gain on bargain purchase of OES Acquisition

Gain on bargain purchase is the excess of the fair value of the identifiable assets acquired and liabilities assumed in the OES Acquisition over the purchase price.

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

The following table summarizes our results of operations for the following periods:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Revenue	$14,896	$6,745	$8,151
Expenses:
Project design and build expense	2,373	—	2,373
Cost of product sales	1,579	—	1,579
Selling, general and administrative expense	25,496	22,408	3,088
Transaction (credit) expenses	(1,692)	7	(1,699)
Credit loss expense	—	12	(12)
Research and development	199	179	20
Depreciation and amortization expense	349	6	343
Loss from operations	(13,408)	(15,867)	2,459
Share of gain (loss) from equity method investments	16,959	(3,121)	20,080
Interest expense	(3,384)	(1,898)	(1,486)
Interest income	12	12	—
Change in fair value of warrant liabilities	2,886	(836)	3,722
Change in fair value of earnout liabilities	—	172,270	(172,270)
Foreign exchange transaction gain (loss)	2,147	(1,077)	3,224
Gain on bargain purchase of OES Acquisition	1,098	—	1,098
Net income before taxes	$6,310	$149,483	$(143,173)
Income tax benefit (expense)	2	(2)	4
Net income	$6,312	$149,481	$(143,169)

Revenue

	Year ended
	December 31, 2025	December 31, 2024	Change $
Revenue transferred over time:
Shared services	$6,539	$6,249	$290
Destinations operations services	609	495	114
Attraction services	4,907	1	4,906
	$12,055	$6,745	$5,310
Revenue transferred at a point in time:
Product sales	2,841	—	2,841
	$14,896	$6,745	$8,151

Revenue increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by new attractions contracts.

Project design and build expense

Project design and build expense increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by new attractions service contracts.

Cost of product sales

Cost of product sales increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by new attractions sales.

Selling, general and administrative expense

Selling, general and administrative expense increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by a $7.1 million increase in payroll, payroll taxes, and benefits, professional fees, occupancy costs and marketing to support the expansion of the attraction services business and $1.2 million increase in general and administrative expenses. The increase was partially offset by a $2.3 million decrease in payroll, payroll taxes and benefits, $2.3 million decrease in audit and professional services fees and by a $0.6 million credit in full settlement of a claim against a third party network service provider to recover expenses related to a network intrusion.

Transaction (credit) expenses

The Company recognized a transaction credit of $3.6 million for the year ended December 31, 2025 as a result of a transaction expense settlement. The transaction credit was partially offset by $1.9 million transaction expenses for the year ended December 31, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Research and Development

Research and development increased for the year ended December 31, 2025, compared to the same periods in 2024, primarily driven by the development of a location based entertainment experience.

Depreciation and amortization expense

Depreciation and amortization expense increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by the OES Acquisition. See “Note 3 – Business combination” in the Company's audited consolidated financial statements.

Share of gain (loss) from equity method investments

	Year ended
	December 31, 2025	December 31, 2024	Change $
Share of PDP net income (excluding gain on sale from Tenerife)	$2,363	$2,979	$(616)
Share of PDP net income from gain on sale of Tenerife	30,019	—	30,019
Impairment of PDP	(5,332)	—	(5,332)
Share of Karnival net income	98	289	(191)
Impairment of Karnival	(3,005)	—	(3,005)
Share of FCG net loss	(7,184)	(6,389)	(795)
	$16,959	$(3,121)	$20,080

Share of gain (loss) gain from equity method investments increased for the year ended December 31, 2025, compared to the same period in 2024 was primarily driven by:

•
PDP: Share of net income from PDP increased for the year ended December 31, 2025, compared to the same period in 2024. On May 30, 2025, PDP sold all the shares of Tertian XXI, S.L., ("Tertian") a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife, the ("Tenerife Sale"). The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $60.0 million. The Company recognized its 50% share of the gain of $30.0 million within the share of gain (loss) from equity method investments.

The fair value of the Company’s remaining investment in PDP, which operates one hotel resort and theme park located in Mallorca, Spain, was determined to be below the recorded value. As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of gain (loss) from equity method investments.

The Company recognized its 50% share of PDP’s net income. See “Note 6 – Investments and advances to equity method investments” in the Company's audited consolidated financial statements.

•
Karnival: Share of net loss from Karnival increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by an impairment in the carrying value of the investment. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. During October 2025, the Company and its joint venture partner agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. As a result the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of gain (loss) from equity method investments in the consolidated statement of operations and comprehensive income.

•
FCG: The Company recognizes 100% of net loss, 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. FCG's net loss was impacted by adjustments for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Share of FCG net loss	$(791)	$(540)	$(251)
Preferred unit dividend accretion	(3,091)	(2,546)	(545)
Basis difference amortization	(3,302)	(3,303)	1
	$(7,184)	$(6,389)	$(795)

Interest expense

Interest expense increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by the increase in interest rates on both short and long-term debt.

Change in fair value of warrant liability

Gain due to change in fair value of warrant liabilities increased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by the decrease in the market value of the warrants through January 14, 2025. As of January 14, 2025, all warrants have been reclassified to equity and will not require subsequent fair value measurement. See "Note 15 – Stock warrants" in the Company’s audited consolidated financial statements.

Change in fair value of earnout liability

As of December 31, 2025, all EBITDA and revenue based earnout shares have been earned or forfeited. The remaining earnout shares based on Company stock price targets were reclassified to equity and do not require subsequent fair value measurement. As a result, there was no change in fair value of earnout liabilities incurred for the year ended December 31, 2025.

Gain due to change in fair value of earnout liability for the year ended December 31, 2024, was primarily driven by a decrease in the market price of the Company’s stock between December 31, 2023 and December 31, 2024.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain increased the year ended December 31, 2025, compared to the same period in 2024. The change is primarily attributable to the foreign exchange gain on U.S. denominated intercompany party debt with a Spanish subsidiary as the U.S. dollar weakened against the Euro during the year ended December 31, 2025, and strengthened against the Euro during the year ended December 31, 2024.

Gain on bargain purchase of OES Acquisition

The fair value of the identifiable assets acquired and liabilities assumed in the OES Acquisition exceeded the fair value of the purchase price. Therefore, the Company recognized $1.1 million gain on bargain purchase of OES Acquisition for the year ended December 31, 2025. See “Note 3 – Business combination" in the Company’s audited consolidated financial statements.

Segment Reporting

The following table presents selected information about our segments' results:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Revenues:
Falcon’s Creative Group	$38,703	$53,159	$(14,456)
Destinations Operations	609	495	114
Falcon’s Attractions	7,748	—	7,748
Falcon's Beyond Brands-other	—	1	(1)
Falcon’s Creative Group deconsolidation	(38,703)	(53,159)	14,456
Unallocated corporate revenue	6,539	6,249	290
Total revenue	14,896	6,745	8,151
Segment (loss) income from operations:			—
Falcon’s Creative Group	1,289	1,207	82
Destinations Operations	(771)	(1,364)	593
PDP	2,363	2,981	(618)
Falcon’s Attractions	(3,260)	—	(3,260)
Falcon's Beyond Brands-other	(742)	(2,958)	2,216
Total segment loss from operations	(1,121)	(134)	(987)
Unallocated corporate overhead	(9,880)	(11,233)	1,353
Elimination FCG segment loss from operations	(1,289)	(1,207)	(82)
Share of loss from FCG	(7,184)	(6,389)	(795)
Transaction credit (expenses)	1,692	(7)	1,699
Credit loss expense	—	(12)	12
Depreciation and amortization expense	(349)	(6)	(343)
Share of equity method investee's gain on Tenerife Sale	30,019	—	30,019
Impairment of PDP	(5,332)	—	(5,332)
Impairment of Karnival	(3,005)	—	(3,005)
Interest expense	(3,384)	(1,898)	(1,486)
Interest income	12	12	—
Change in fair value of warrant liabilities	2,886	(836)	3,722
Change in fair value of earnout liabilities	—	172,270	(172,270)
Foreign exchange transaction gain (loss)	2,147	(1,077)	3,224
Gain on bargain purchase of OES Acquisition	1,098	—	1,098
Net income before taxes	$6,310	$149,483	$(143,173)
Income tax benefit	2	(2)	4
Net income	$6,312	$149,481	$(143,169)

•
FCG segment income increased for the year ended December 31, 2025, compared to the same period in 2024, primarily as a result of a increase in margins on certain current long-term contracts. FCG's net loss was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Share of FCG net loss	$(791)	$(540)	$(251)
Preferred unit dividend accretion	(3,091)	(2,546)	(545)
Basis difference amortization	(3,302)	(3,303)	1
	$(7,184)	$(6,389)	$(795)

FCG revenues decreased for the year ended December 31, 2025, compared to the same period in 2024, as a result of the timing of certain contract performance obligations.

FCG project design and build expense decreased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by the decrease in project revenues partially and by an increase in project gross margins on certain design projects.

•
Destinations Operations segment loss from operations decreased for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by decreased shared services allocations.
•
PDP's share segment income increased for the year ended December 31, 2025, compared to the same period in 2024, as a result of the Tenerife Sale partially offset by the impairment of PDP. See “Note 6 – Investments and advances to equity method investments” in the Company’s audited consolidated financial statements.
•
Falcon's Attractions designs, engineers, manufactures, and sells proprietary and customized ride systems, attraction hardware, and related technologies for theme parks, location‑based entertainment venues, and destination developments worldwide. This business leverages the Company’s experience in attraction design and engineering and enables Falcon’s Beyond to participate directly in the downstream delivery of physical experiences originally conceived through its creative services platform. Revenue in this segment is primarily generated through system sales, engineering services, fabrication, integration, installation, and aftermarket support typically under project‑specific contractual arrangements.
•
FBB-other segment loss from operations decreased for the year ended December 31, 2025 compared to the same period in 2024, primarily driven by a decrease in sales, marketing and development spending as the Company focused on the integration and expansion of Falcon's Attractions.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total loss from reportable segments and the Company’s consolidated financial results. For more information about our Segment Reporting, see "Note 22 – Segment information" in the Company’s audited consolidated financial statements.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization, transaction (credit) expenses related to the Business Combination, credit loss expense related to the closure of the Sierra Parima Katmandu Park, share of equity method investee’s gain on Tenerife Sale, impairment of PDP, impairment of Karnival, change in fair value of warrant liabilities, change in fair value of earnout liabilities and gain on bargain purchase of OES Acquisition.

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

The following table sets forth reconciliations of net income under U.S. GAAP to Adjusted EBITDA for the following periods:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Net income	$6,312	$149,481	$(143,169)
Interest expense	3,384	1,898	1,486
Interest income	(12)	(12)	—
Income tax benefit	(2)	2	(4)
Depreciation and amortization expense	349	6	343
EBITDA	10,031	151,375	(141,344)
Transaction (credit) expenses	(1,692)	7	(1,699)
Credit loss expense related to the closure of the Sierra Parima Katmandu Park	—	12	(12)
Share of equity method investee's gain on Tenerife Sale	(30,019)	—	(30,019)
Impairment of PDP	5,332	—	5,332
Impairment of Karnival	3,005	—	3,005
Change in fair value of warrant liabilities	(2,886)	836	(3,722)
Change in fair value of earnout liabilities	—	(172,270)	172,270
Gain on bargain purchase of OES Acquisition	(1,098)	—	(1,098)
Adjusted EBITDA	$(17,327)	$(20,040)	$2,713

Adjusted EBITDA loss decreased for the year ended December 31, 2025 compared to the same period in 2024, primarily driven by a $1.1 million decrease in losses from operations related to decreases in general and administrative expenses partially offset by increases in losses from operations from the integration of the OES acquisition. Adjusted EBITDA was also impacted by an increase of $3.2 million in foreign exchange transaction gain, partially offset by a $1.6 million increase in share of loss from equity method investment

FCG prepares standalone consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with U.S. GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net loss, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax (expense) benefit and depreciation and amortization.

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

The following table sets forth reconciliations of net loss for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Net loss	$(791)	$(540)	$(251)
Interest expense	599	574	25
Interest income	(31)	(35)	4
Income tax expense (benefit)	46	(207)	253
Depreciation and amortization expense	1,353	1,344	9
EBITDA and Adjusted EBITDA	$1,176	$1,136	$40

Adjusted EBITDA remained consistent for year ended December 31, 2025, compared to the same period in 2024, primarily driven by a decrease in revenues of $14.5 million; offset by a decrease in project design and build expenses of $13.0 million and a decrease in selling, general and administrative expense of $1.6 million. As of December 31, 2025, the contracted pipeline for FCG was $41.6 million.

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

During 2025, the Company issued $32.5 million of Series B Preferred Stock for $11.8 million in cash and the exchange of $20.7 million of outstanding debt and accrued interest.

As of December 31, 2025, our total indebtedness was approximately $15.6 million. We had approximately $1.9 million of cash and $15.5 million available for borrowing under our lines of credit. On November 10, 2025, we entered into a new $15.0 million line of credit agreement and amended our existing line of credit agreement to reduce the borrowing capacity to $5.5 million. Collectively, these agreements increasing cash available for borrowing by $5.5 million.

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

For the year ended December 31, 2025, we have operational losses and negative cash flows from operating activities that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2025, we have $16.4 million of accrued expenses and other current liabilities, which include $14.4 million of transaction and other related professional fees, $0.8 million of accrued payroll and related expenses, $0.5 million accrued interest and approximately $0.7 million of other accrued expenses and current liabilities. The transaction expenses are actively being negotiated, and actual settlement may vary from the amounts recorded.

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

Transaction costs

Transaction costs related to the Business Combination of $16.2 million are not yet settled as of December 31, 2025 and the Company is actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim. Guggenheim denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, and on October 27, 2025 Guggenheim moved for summary judgment on its claims, which the Company opposed; on the same day, the Company moved for partial summary judgment on its claims which Guggenheim opposed. Pursuant to the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2025 and 2024, with respect to the alleged amended engagement agreement with Guggenheim. The $11.1 million associated with the Guggenheim Complaint is included in the $16.2 million transaction costs related to the Business Combination.

Related Party Loans

On September 8, 2025, the Company exchanged $20.5 million of debt and accrued interest with Infinite Acquisitions for the issuance of $20.5 million of shares of Series B Preferred Stock. The Company has two financing agreements with Infinite Acquisitions with a total outstanding balance of $5.0 million as of December 31, 2025.

The Company has two financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $1.1 million as of December 31, 2025. The $0.6 million loan was due on May 16, 2025 and we are in negotiations to amend the loan.

The Company has a financing agreement with Cecil and Marty Magpuri with an outstanding balance of $0.2 million as of December 31, 2025.

See "Note 11 — Long-term debt and borrowing arrangements," "Note 23 — Related party transactions" and "Note 13 — Equity" in the Company’s audited financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Year ended
	December 31, 2025	December 31, 2024	Change $
Cash used in operating activities	$(24,603)	$(12,552)	$(12,051)
Cash provided by (used) in investing activities	24,189	(9)	24,198
Cash provided by financing activities	3,707	12,853	(9,146)

Cash Flows from Operating Activities

Our cash flows used in operating activities are primarily driven by transaction, legal and professional fees associated with public company compliance costs, operating costs of our Falcon's Attraction services business and corporate overhead activities.

Cash used in operating activities increased for the year ended December 31, 2025, compared to the same period in 2024, due to the settlement of accounts payable and accrued obligations associated with our corporate overhead and compliance costs, and the investment in working capital for the growth of the Falcon's Attractions business following the OES Acquisition.

Cash Flows from Investing Activities

Net cash provided by investing activities increased for year ended December 31, 2025, compared to the same period in 2024, primarily related to a $27.0 million dividend distribution from PDP, partially offset by $1.0 million advance to affiliate and $1.6 million cash paid for the OES Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased for the year ended December 31, 2025, compared to the same period in 2024. The Company received $11.8 million in proceeds from the issuance Series B Preferred Stock and made net repayments of $6.9 million of debt in the year ended December 31, 2025.

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates and Policies

The discussion under “Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

We believe that the accounting policies disclosed below include estimates and assumptions critical to our business and their application could have a material impact on our consolidated financial statements. In addition to these critical policies, our significant accounting policies are included within "Note 2 – Summary of significant accounting policies" in our audited consolidated financial statements.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy included in the Company’s audited consolidated financial statements). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive income.

Revenue recognition

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

Destinations Operations services

The principal sources of revenues for the Destinations Operations segment are resort and theme park management and incentive fees. Resort and theme park management and incentive fees are based on a percentage of revenues and profits, respectively earned by the theme parks during the corresponding period.

Attraction services

The Company's Falcon's attractions segment provides attraction maintenance services to its customers on a time and material basis. The Company recognizes revenue related to these services using the right to invoice practical expedient.

Product sales

The Company recognizes revenue at the point in time when control transfers to the customer, thus satisfying the performance obligation.

Investments and advances to equity method investments

The Company uses the equity method to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the joint venture. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in share of gain from equity method investments in the consolidated statements of operations and comprehensive income. The dividends received, if any, from these joint ventures reduce the carrying amount of our investment.

Partial impairment of Investment in PDP

The Tenerife sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. For the year ended December 31, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in share of gain from equity method investments in the consolidated statements of operations and comprehensive income.

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

The Company evaluated its remaining equity investment in Karnival for impairment as of September 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate valuation inputs (Level 2). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. For the year ended December 31, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in share of (loss) gain from equity method investments in the consolidated statements of operations and comprehensive income.

Warrant Liabilities

The Company accounts for warrants assumed in connection with the Business Combination (see "Note 1 – Description of business and basis of presentation") in accordance with the guidance contained in ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants that do not meet the criteria for equity treatment are recorded as liabilities. Prior to January 14, 2025, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at the end of each reporting period. The Company remeasured the fair value of the warrants based on the quoted market price of the warrants. The liability was subject to re-measurement at each Balance Sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive income.

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

New and Recently Adopted Accounting Pronouncements

See "Note 2 – Summary of significant accounting policies" to our audited consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we made one, of their potential impact on our financial condition and results of operations.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

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

Management with participation of the Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on that evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below.

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

In connection with the preparation and audit of the 2025 consolidated financial statements, we identified the following material weaknesses in the Company’s internal control over financial reporting:

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

The following deficiency contributed to material weaknesses in control activities, including:

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

We did not design or maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factor to material weaknesses in the control environment, including:

•
The Company did not create the proper environment for effective internal control over financial reporting and to ensure that: (i) there were adequate processes for oversight; and (ii) there was accountability for the performance of internal control over financial reporting responsibilities.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the background of our executive officers, directors, and director nominees, our board committees, and Section 16(a) compliance will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) appearing under the captions “Proposal 1 – Election of Directors”, “The Board of Directors and Certain Governance Matters”, “Executive Officers”, and “Delinquent Section 16(a) Reports” and is incorporated herein by reference

We maintain a Code of Conduct that is applicable to all of our directors, officers and employees. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, and reporting mechanisms for illegal or unethical behavior. The Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. If the Company were to amend or waive any provision of the Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above, rather than by filing a Current Report on Form 8-K. Amendments and waivers to the Code of Conduct must be approved by our Board or a Board Committee and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. The Code of Conduct is available on the Investor Relations page of the Company’s website, https://falconsbeyond.com.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Form 10-K.

Item 11. Executive Compensation.

The information required by this Item regarding executive and director compensation will be set forth in the Proxy Statement appearing under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item setting forth the security ownership of certain beneficial owners and management will be set forth in the Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Ownership and Management of the Company” and information appearing under the caption “Equity Compensation Plan Information” and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding certain related transactions and information regarding director independence will be set forth in the Proxy Statement appearing under the captions “Transactions with Related Persons” and “Director Independence and Independence Determinations” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement appearing under the captions “Audit Fees” and “Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
Financial Statements and Schedules
(1)
The following financial statements of Falcon’s Beyond Global, Inc. and Falcon’s Creative Group, LLC, as applicable, supplemental information, and reports of independent registered public accounting firms are included in this Annual Report:

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

3.1

Amended and Restated Certificate of Incorporation of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 3.1 to Falcon Beyond Global Inc.'s Current Report on Form 8-K filed October 12, 2023).

3.2	Amended and Restated By-Laws of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 3.2 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed October 12, 2023).
3.3

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

Exhibit Number	Description
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Falcon's Beyond Global, Inc.'s Annual Report on Form 10-K filed on April 3, 2025).
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

10.38

First Amended and Restated Credit Agreement, between Falcon’s Beyond Global, LLC and Infinite Acquisitions Partners LLC, effective as of November 10, 2025 (incorporated by reference to Falcon’s Beyond Global Inc.’s Current Report on Form 8-K filed on November 14, 2025).

10.39

Revolving Credit Agreement, between Falcon’s Attractions, LLC and Infinite Acquisitions Partners LLC, effective November 10, 2025 (incorporated by reference to Falcon’s Beyond Global Inc.’s Current Report on Form 8-K filed on November 14, 2025).

10.40

Fourth Amendment to Katmandu Loan Agreement, dated as of April 16, 2025, entered into by and among Falcon’s Beyond Global, LLC, Katmandu Ventures, LLC and FAST Sponsor II LLC. (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

Exhibit Number	Description
10.41

Fourth Amendment to Universal Kat Loan Agreement, dated as of April 16, 2025, entered into by and among Falcon’s Beyond Global, LLC, Universal Kat Holdings, LLC and FAST Sponsor II LLC (incorporated by reference to Falcon’s Beyond Global, Inc.’s Current Report on Form 8-K filed on April 22, 2025).

10.42

Separation Agreement and General Release, by and between Falcon's Beyond Global, Inc. and Simon Philips, dated August 28, 2025 (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed August 29, 2025).

10.43	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed September 12, 2025).
10.44

Debt Exchange Agreement, dated September 8, 2025, by and between Falcon's Beyond Global, Inc. and Infinite Acquisitions Partners, LLC (incorporated by reference to Exhibit 10.1 to Falcon Beyond Global Inc.’s Current Report on Form 8-K filed September 12, 2025).

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to Falcon's Beyond Global, Inc.'s Annual Report on Form 10-K filed on April 3, 2025).
21.1	List of Subsidiaries of Falcon’s Beyond Global, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-275243) filed November 1, 2023.)
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
23.3*	Consent of KPMG LLP.
23.4*	Consent of KPMG LLP.
24.1**	Power of Attorney (included on signature page to this Annual Report).
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

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements of Falcon’s Beyond Global, Inc.

Audited Consolidated Financial Statements of Falcon’s Creative Group, LLC

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Falcon's Beyond Global, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Falcon's Beyond Global, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit)/members’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, debt maturing in the next twelve months, and is reliant upon its stockholders and third-parties to provide future financing, through debt or equity, to fund its working capital needs, contractual commitments and expansion plans. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Orlando, Florida
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Falcon’s Beyond Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Falcon’s Beyond Global, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) / members’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Tampa, Florida

April 3, 2025

We began serving as the Company's auditor in 2021. In 2025 we became the predecessor auditor.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($532 and $282 restricted cash as of December 31, 2025 and 2024, respectively)	$1,868	$825
Accounts receivable ($2,533 and $1,713 related party as of December 31, 2025 and 2024, respectively)	3,714	1,716
Contract assets	3,264	—
Other current assets ($983 related party as of December 31, 2025)	1,525	1,593
Total current assets	10,371	4,134
Investments and advances to equity method investments	50,717	56,560
Operating lease right-of-use assets	3,188	—
Property and equipment, net	1,022	24
Intangible assets, net	1,063	—
Other non-current assets	341	513
Total assets	$66,702	$61,231

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable ($215 and $1,669 related party as of December 31, 2025 and 2024, respectively)	$8,453	$9,540
Accrued expenses and other current liabilities ($501 and $660 related party as of December 31, 2025 and 2024, respectively)	16,429	25,870
Contract liabilities	19	—
Operating lease liability, current	460	—
Short-term debt ($1,386 related party as of December 31, 2025)	1,386	8,471
Long-term debt, current ($904 related party as of December 31, 2024)	1,769	1,759
Total current liabilities	28,516	45,640
Operating lease liability, net of current portion	1,900	—
Long-term debt, net of current portion ($5,024 and $28,904 related party as of December 31, 2025 and 2024, respectively)	12,465	30,977
Warrant liabilities	—	4,711
Total liabilities	42,881	81,328

Commitments and contingencies – Note 12

Stockholders’ equity (deficit)
Series B preferred stock ($0.0001 par value, 8,000,000 shares authorized; 6,715,721 issued and outstanding as of December 31, 2025. Liquidation preference of $33.6 million as of December 31, 2025)	1	—
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 48,155,017 and 36,106,345 issued and outstanding as of December 31, 2025 and 2024, respectively)	4	3
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 47,917,820 and 44,815,937 issued and outstanding as of December 31 2025 and 2024, respectively)	6	5
Additional paid-in capital	55,767	37,808
Accumulated deficit	(44,239)	(46,538)
Accumulated other comprehensive income (loss)	387	(243)
Total equity (deficit) attributable to common stockholders	11,926	(8,965)
Non-controlling interest	11,895	(11,132)
Total equity (deficit)	23,821	(20,097)
Total liabilities and equity	$66,702	$61,231

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of U.S. dollars, except share and per share data)

	Year ended
	December 31, 2025	December 31, 2024
Revenue:
Services ($7,243 and $6,745 related party for the years ended December 31, 2025 and 2024, respectively)	$12,055	$6,745
Product sales	2,841	—
Total revenue	14,896	6,745
Operating expenses:
Project design and build expense	2,373	—
Cost of product sales	1,579	—
Selling, general and administrative expense ($141 and $126 related party for the years ended December 31, 2025 and 2024, respectively)	25,496	22,408
Transaction (credit) expenses	(1,692)	7
Credit loss expense ($12 related party for the year ended December 31, 2024)	—	12
Research and development expense ($184 and $171 related party for the years ended December 31, 2025 and 2024, respectively)	199	179
Depreciation and amortization expense	349	6
Total operating expenses	28,304	22,612
Loss from operations	(13,408)	(15,867)
Share of gain (loss) from equity method investments	16,959	(3,121)
Interest expense ($(1,712) and $(1,133) related party for the years ended December 31, 2025 and 2024, respectively)	(3,384)	(1,898)
Interest income	12	12
Change in fair value of warrant liabilities	2,886	(836)
Change in fair value of earnout liabilities	—	172,270
Foreign exchange transaction gain (loss)	2,147	(1,077)
Gain on bargain purchase of OES Acquisition	1,098	—
Net income before taxes	$6,310	$149,483
Income tax benefit (expense)	2	(2)
Net income	$6,312	$149,481
Net income attributable to noncontrolling interest	3,473	127,424
Net income attributable to common stockholders	2,839	22,057

Net income per share
Net income per share, basic	0.06	1.76
Net income per share, diluted	0.03	1.41
Weighted average shares outstanding, basic	39,209,147	12,539,377
Weighted average shares outstanding, diluted	39,255,885	12,726,176

Other Comprehensive income:
Net income	$6,312	$149,481
Foreign currency translation income	1,414	(148)
Total comprehensive income	$7,726	$149,333
Comprehensive income attributable to noncontrolling interest	4,257	127,303
Total comprehensive income attributable to common stockholders	$3,469	$22,030

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Year ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income	$6,312	$149,481
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	349	6
Foreign exchange transaction gain	—	1,077
Share of (gain) loss from equity method investments	(16,959)	3,121
Interest converted to preferred stock	441	—
Credit loss expense ($12 related party for the year ended December 31, 2024)	—	12
Change in fair value of earnouts	—	(172,270)
Change in fair value of warrants	(2,886)	836
Share based compensation expense	1,661	1,495
Loss on sale of equipment	1	2
Gain on bargain purchase of OES Acquisition	(1,098)	—
Changes in assets and liabilities:
Accounts receivable ($(820) and $(1,093) related party for the years ended December 31, 2025 and 2024, respectively)	(2,091)	(1,056)
Contract assets	(3,264)	—
Deferred transaction costs	588	(588)
Other current assets	530	55
Other non-current assets	241	(249)
Accounts payable ($1,454 and $312 related party for the years ended December 31, 2025 and 2024, respectively)	(1,491)	7,204
Accrued expenses and other current liabilities ($158 and $456 related party for the years ended December 31, 2025 and 2024, respectively)	(7,108)	3,822
Contract liabilities	19	—
Operating lease assets and liabilities	152	—
Other long-term payables	—	(5,500)
Net cash used in operating activities	(24,603)	(12,552)
Cash flows from investing activities
Purchase of property and equipment	(153)	(11)
Proceeds from sale of equipment	2	2
Short-term advances to affiliate ($(983) related party for the year ended December 31, 2025)	(983)	—
Distribution from equity method investment PDP	26,955	—
OES Acquisition	(1,632)	—
Net cash provided by (used) in investing activities	24,189	(9)
Cash flows from financing activities
Proceeds from issuance of Series B preferred stock ($1,500 related party for the year ended December 31, 2025)	11,833	—
Proceeds from debt – related party	750	7,221
Proceeds from debt – third party	—	1,250
Repayment of debt – related party	(268)	(2,297)
Repayment of debt – third party	(2,677)	(1,678)
Proceeds from related party credit facilities	1,769	12,547
Repayment of related party credit facilities	(5,384)	(5,392)
Payment of excise tax on FAST sponsor share redemptions	(2,483)	—
Proceeds from exercised warrants	—	365
Proceeds from RSUs issued to affiliates	712	837
Settlement of RSUs	(545)	—
Net cash provided by financing activities	3,707	12,853
Net increase in cash and cash equivalents	3,293	292
Foreign exchange impact on cash	(2,250)	(139)
Cash and cash equivalents at beginning of year	825	672
Cash and cash equivalents at end of year	$1,868	$825

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands of U.S. dollars)

	Year ended
	December 31, 2025	December 31, 2024
Supplemental disclosures:
Cash paid for interest	$3,053	$518
Non-cash activities:
Debt to series B preferred stock conversion - principal (See Note 13)	20,265	—
Accrued interest capitalized as debt principal	—	273
Conversion of warrants to common shares, Class A	1,825	7,095
Conversion of Class B Common Stock to Class A Common Stock	691	20,276
Release of earnout Common shares from escrow	—	66,255
Reclassification of earnout shares to equity	—	250,116

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ EQUITY

(in thousands of U.S. dollars, except unit and share data)

	Preferred Stock, Series B		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Non-Controlling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	Interest	(deficit)
December 31, 2023	—	$—	9,445,972	$1	62,440,940	$6	$11,699	$(216)	$(68,595)	$(57,105)	$(431,889)	$(488,994)
Conversion of warrants to common shares	—	—	35,516	—			(7,095)	—	—	(7,095)	7,466	371
Conversion of Class B common stock to Class A common stock	—	—	26,400,000	2	(26,400,003)	(2)	(20,276)	—	—	(20,276)	20,276	—
Release of earnout Common shares from escrow	—	—	224,857	—	8,775,000	1	15,681	—	—	15,682	50,573	66,255
Forfeiture of earnout shares	—	—	—	—	—	—	10,345	—	—	10,345	58,935	69,280
Reclassification of stock price based earnout shares	—	—	—	—	—	—	27,004	—	—	27,004	153,832	180,836
Share of change in equity method investee	—	—	—	—	—	—	74	—	—	74	413	487
RSU issuances	—	—	—	—	—	—	376	—	—	376	1,959	2,335
Net income	—	—	—	—	—	—	—	—	22,057	22,057	127,424	149,481
Foreign currency translation loss	—	—	—	—	—	—	—	(27)	—	(27)	(121)	(148)
December 31, 2024	—	$—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	—	—	11,523,117	1	(11,523,117)	(1)	2,746	—	—	2,746	(2,746)	—
Reclassification of warrants to equity	—	—	—	—	—	—	815	—	—	815	1,010	1,825
Series B preferred stock issued	2,415,416	—	—	—	—	—	5,922	—	—	5,922	6,155	12,077
Series B preferred stock issued, debt to equity conversion (See Note 13)	4,092,326	1	—	—	—	—	9,148	—	—	9,149	11,313	20,462
Series B preferred stock dividend	207,979						540		(540)	—	—	—
Release of earnout Common shares from escrow	—	—	375,000	—	14,625,000	2	(2,066)	—	—	(2,064)	2,064	—
RSU issuances	—	—	150,555	—	—	—	854	—	—	854	974	1,828
Net income	—	—	—	—	—	—	—	—	2,839	2,839	3,473	6,312
Foreign currency translation gain	—	—	—	—	—	—	—	630	—	630	784	1,414
December 31, 2025	6,715,721	$1	48,155,017	$4	47,917,820	$6	$55,767	$387	$(44,239)	$11,926	$11,895	$23,821

See accompanying notes to consolidated financial statements

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Transaction costs related to the Business Combination of $16.2 million are not yet settled at December 31, 2025. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from the amounts accrued.

Nature of Operations

The Company is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, intellectual property (“IP”), and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five and four operating segments as of December 31, 2025 and 2024, respectively. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in the consolidated financial statements.

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

The results of operations attributable to the non-controlling interest are included in the Company’s consolidated statements of operations and comprehensive income, and the non-controlling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

Liquidity

The Company has been engaged in expanding its operations through its equity method investments, developing new product offerings, acquiring businesses, raising capital and recruiting personnel. The Company has incurred a loss from operations, and negative cash flows from operating activities, as it has invested in the integration and growth of the Falcon's Beyond Brands division and the newly acquired OES business. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

During 2025, the Company issued $32.5 million of shares of a newly created series of preferred stock designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”) for $11.8 million in cash and the exchange of $20.7 million of outstanding debt. The $11.8 million in cash was utilized for the expansions of the attractions division. See "Note 13 – Equity."

The Company’s development plans, and investments have been funded by the sale of non-core assets from its equity method investment and a combination of debt and equity investments from its stockholders. During 2025, PDP sold all of the shares of Tertian XXI, S.L., a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife. The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction, which was used to fund ongoing operations. See "Note 6 - Investments and advances to equity method investments."

The Company is reliant upon its stockholders, and third parties for obtaining additional financing through debt or equity raises, and from distributions from the liquidation of non-core equity method investments and assets, to fund its working capital needs, contractual commitments, and expansion plans. As of December 31, 2025, the Company continues to carry material accrued expenses and accounts payable in relation to its external advisors fees for the 2023 Business Combination. As of December 31, 2025, the Company has a working capital deficiency of $18.1 million including $0.6 million debt that matured on May 16, 2025 and debt coming due of $2.6 million.

The Company does not currently have sufficient cash or liquidity to pay all liabilities that are owed or are maturing in the next twelve months and fund ongoing operations and therefore concluded substantial doubt exists about its ability to continue as a gong concern. There can be no assurance that additional capital or financing raises, or liquidation of non-core assets and investments, if completed, will provide the necessary funding for the next twelve months from the date of this Annual Report on Form 10-K. This Annual Report on Form 10-K does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.
Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results may differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, inputs used to recognize revenue over time, fair value of assets and liabilities acquired in relation to a business combination, deferred tax valuation allowances, the valuation and impairment testing of goodwill and investments in equity method investments, and the valuation of warrant and earnout liabilities.

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

Contingent consideration is classified as a liability or as equity on the basis of the definitions of a financial liability and an equity instrument; contingent consideration payable in cash is classified as a liability. The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs (as defined in the Fair value measurement policy below). When reported, any changes in the fair value of these contingent consideration payments are included in contingent earnout expense on the consolidated statements of operations and comprehensive income.

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

The timing of billings and cash collections result in contract assets and contract liabilities. Contract assets represent revenue recognized in excess of amounts invoiced to the customer for which the right to payment is not subject to the passage of time and relate primarily to unbilled invoices for Attraction services and Product sales. Contract liabilities relate to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue when the Company performs under the contract.

The Company generates revenue from the following revenue streams: Shared services, Destinations operations, Attraction services, and Product sales.

Shared services

The Company provides corporate shared services support to FCG. The Company recognizes revenue related to these services in the amount the Company has a right to invoice. The Company uses the right to invoice practical expedient, as the Company’s right to payment corresponds directly with the value to FCG of the Company’s performance to date.

Destinations operations services

The principal sources of revenues for the Destinations Operations segment are resort and theme park management and incentive fees. Resort and theme park management and incentive fees are based on a percentage of revenues and profits, respectively earned by the theme parks during the corresponding period.

Attraction services

The Company's Falcon's Attractions segment provides attraction services to its customers on a time and material basis. The Company recognizes revenue related to these services using the right to invoice practical expedient.

Product sales

The Company recognizes revenue at the point in time when control transfers to the customer, thus satisfying the performance obligation.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statements of operations and comprehensive income. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses. There was no allowance for credit losses as of December 31, 2025 and 2024.

The Company had two customers with revenue greater than 10% of total revenue for the year ended December 31, 2025. FBG had revenue from FCG of $6.6 million (45% of total revenue) and $6.2 million (93% of total revenue) for the years ended December 31, 2025 and 2024, respectively. Accounts receivable balances from FCG totaled $2.4 million (64% of total Accounts receivable) and $1.4 million (83% of total Accounts receivable) as of December 31, 2025 and 2024, respectively. Revenue from the second customer totaled $4.1 million (28% of total revenue) and $0 for the year ended December 31, 2025 and 2024, respectively. Accounts receivable balances from the second customer totaled $0.6 million (16% of total Accounts receivable) and $0 as of December 31, 2025 and 2024, respectively.

Deferred transaction costs

The Company deferred $0.6 million transaction expenses related to a proposed underwritten offering of the Company's Class A common stock (the "Follow-on Offering") as of December 31, 2024, which had not been completed. In connection with the Follow-on Offering, a Registration Statement on Form S-1 was filed. Deferred transaction costs were included in Other current assets in the consolidated balance sheets as of December 31, 2024. Costs incurred in connection with the issuance of equity were charged to operations during the year ended December 31, 2025 as the Follow-on Offering was not completed.

Investments and advances to equity method investments

The Company uses the equity method to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the joint venture. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Share of gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income. Dividends received, if any, from these joint ventures reduce the carrying amount of our investment.

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

Property and equipment, net

Property and equipment is stated at historical cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Routine repairs and maintenance are expensed as incurred. When an item is retired or sold, the cost and applicable accumulated depreciation are removed, and any resulting gain or loss is recognized in the consolidated statements of operations and comprehensive income.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life

Intangible assets

The Company initially records its intangible assets at fair value. Definite lived intangible assets consist of developed technology, tradenames and trademarks and software rights which are located in the United States of America and are amortized over their estimated useful lives.

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

Earnout Liability

At the Closing of the Business Combination, pursuant to the Merger Agreement, certain holders were entitled to receive up to a total of 1,937,500 and 75,562,500 contingent earnout shares (“Earnout Shares”) in the form of Class A and Class B common stock of the Company, respectively. The Earnout Shares were placed into an escrow account for the benefit of certain holders pursuant to the Merger Agreement. See "Note 14 – Earnouts" for earnout modification.

Warrant liabilities

The Company accounts for warrants assumed in connection with the Business Combination (see "Note 1 – Description of business and basis of presentation") in accordance with the guidance contained in ASC 815, Derivatives and Hedging (“ASC 815”), under which the warrants that do not meet the criteria for equity treatment are recorded as liabilities. Prior to January 14, 2025, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at the end of each reporting period. The Company remeasured the fair value of the warrants based on the quoted market price of the warrants. The liability was subject to re-measurement at each Balance Sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive income. See "Note 15 – Stock warrants" for earnout modification.

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

Net income per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Class A common stockholders, adjusted for the assumed exchange of all potentially dilutive securities by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, to the extent their inclusion is dilutive to earnings per share.

The Company applies the treasury stock method to the Warrants and RSUs, the contingently issuable shares method to the Earnout shares, and the if-converted method for the exchangeable noncontrolling interests, if dilutive.

On September 8, 2025, the Company issued convertible Series B Preferred Stock. The convertible Series B Preferred Stock receives dividends and participates in earnings alongside common stockholders and is therefore classified as a participating security. For basic earnings per share, the Company applies the two-class method. Under the two-class method, net income is reduced by the preferred dividends and earnings allocated to participating securities. Further, because the Series B Preferred Stock is convertible into Class A common stock, it also represents a potential common share for diluted EPS. For participating securities that are convertible into common stock, the Company calculates the diluted earnings per share using the more dilutive of the two-class method and the if-converted method.

Incentive Award Plan

The Company maintains the 2023 Incentive Award Plan (the “Plan”) under which the Company issued grants of restricted stock units (“RSUs”) on December 21, 2023, to officers, directors, employees, and non-employees that vest according to a five-year graded vesting schedule where portions of the award vest at different times during the vesting period. The Company recognizes compensation expense for the RSUs in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”) using the straight-line attribution method over the requisite service period for the entire award, as long as the participant continues to provide service to the Company. The RSUs are settled in equity and do not grant the Company the ability to settle in cash or transfer other assets. The compensation expense related to the RSUs is based on the estimated fair value of the Company’s Class A Common Stock on the grant date using the closing share price. Furthermore, the Company accounts for forfeitures as they occur and will reverse any compensation expense previously recognized in the period of forfeiture. The Company initially reserved 1,127,196 shares of its Class A Common Stock for the issuance of awards under the Plan.

Selling, general and administrative expenses

Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, share-based compensation, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses.

Transaction (credit) expenses

Transaction expenses are stated separately in the consolidated statements of operations and comprehensive income. Transaction expenses include professional services expenditures directly related to business combinations, other investments, and disposals of other assets and liabilities that qualify as a business. The Company recognized a credit of $3.6 million for year ended December 31, 2025 as a result of a reduction in accrued transaction expenses due to a negotiated settlement with the service provider. The Company also recognized $1.9 million in transaction expenses for the year ended December 31, 2025 related to a proposed underwritten offering of the Company's Class A common stock during the first quarter in 2025 that was not completed.

Research and development expenses

Research and development expenses primarily consist of related party vendor costs involved in research and development activities related to the development of new products. Research and development expenses are expensed in the period incurred.

Translation of foreign currencies

The functional currency for the Company’s foreign operations is the applicable local currency. The Company translates assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar using the applicable exchange rate as of the consolidated balance sheet dates and the results of operations and cash flows at the average exchange rates during the corresponding reporting period. Gains and losses resulting from the translation of these foreign currencies into U.S. dollars are recorded in foreign currency translation adjustments in the consolidated statements of operations and comprehensive income. Transactional gains and losses and the re-measurement of foreign currency denominated assets and liabilities held in non-functional currency of the underlying entity are included in Foreign currency translation gain (loss) in the consolidated statements of operations and comprehensive income, respectively.

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

Related party transactions

Related parties are comprised of parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in "Note 23 – Related party transactions."

Reclassifications

Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation for the year ended December 31, 2025 and 2024.

Recently issued accounting standards

In March 2024, the FASB issued Accounting Standards Update ("ASU") 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements.” The amendments in this ASU affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this ASU as of March 31, 2025 and it had no material impact to the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures", which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The amendments in this ASU require a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this ASU as of December 31, 2025 and it had no material impact to its income tax disclosures, financial condition or results of operations.

Recently issued accounting standards not yet adopted as of December 31, 2025

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this ASU require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of this ASU.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under this ASU, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The amendments in this ASU clarify interim disclosure requirements and their applicability. This ASU results in a comprehensive list of interim disclosures that are required by U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." The amendments in this ASU facilitates updates for a broad range of topics arising from technical corrections, unintended application of U.S. GAAP, clarifications, and other minor improvements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU.

3.
Business combination

On May 9, 2025, the Company purchased certain tangible assets and portfolio of intellectual property, including patented technologies, proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International Inc. (“OII”) for $1.6 million cash consideration, the ("OES Acquisition"). The acquisition is part of the Falcon's Attractions segment and was completed to expand our attractions services business. The Company also assumed the lease for a 103,000+ square-foot facility to be utilized by the Falcon’s Beyond Brands division for research, development, manufacturing, and integration of attraction sales and services. The Company had an option to acquire vehicle inventory and lifting assets on or before July 23, 2025, for an additional $7.5 million (the "Option”), or pay $0.5 million additional consideration for the acquisition, if the Company chose not to exercise the option. The Company did not exercise the Option and recorded an accounts payable additional consideration of $0.5 million. The Company paid the additional consideration of $0.5 million in January 2026. In February 2025, the Company hired a team of 29 employees that had previously worked for OES. Employees were hired under customary terms and conditions for newly hired employees and no benefits or obligations from OES were paid or assumed associated with these employees.

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

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $1.1 million associated with the acquisition for the year ended December 31, 2025 included in gain on bargain purchase of OES Acquisition in the consolidated statements of operations and comprehensive income. The bargain purchase was a result of OES's plan to divest certain non-core operations.

The Company recognized $7.8 million in revenues and $2.5 million in net loss (including shared service allocation of $2.1 million), respectively, attributable to OES for year ended December 31, 2025. The Company did not incur transaction costs related to the OES Acquisition.

The following table presents the Company’s unaudited pro forma revenue and net income:

	(UNAUDITED) Year ended
	December 31, 2025	December 31, 2024
Revenue	$14,896	$13,533
Net Income	6,086	151,822

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

4.
Revenue

Disaggregated components of revenue consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Revenue transferred over time:
Shared services	$6,539	$6,249
Destinations operations services	609	495
Attraction services	4,907	1
	12,055	6,745
Revenue transferred at a point in time:
Product sales	2,841	—
	$14,896	$6,745

Accounts receivable, net consisted of:

	As of
	December 31, 2025	December 31, 2024
Related party	$2,533	$1,713
Third party	1,181	3
	$3,714	$1,716

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Year ended
	December 31, 2025	December 31, 2024
USA	$13,537	$6,250
Spain	609	495
Asia	471	—
United Arab Emirates	279	—
	$14,896	$6,745

5.
Other current assets

Other current assets consisted of:

	As of
	December 31, 2025	December 31, 2024
Short term advance to affiliate	$983	$—
Deferred transaction costs	—	588
Advance to Meliá Hotels International, S.A (See Note 23)	—	500
Tax refund receivable	—	393
Prepaid expenses	467	88
Other	75	24
	$1,525	$1,593

6.
Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)
Falcon’s Creative Group

Pursuant to the Subscription Agreement by and between FCG and QIC Delaware, Inc., a Delaware corporation and an affiliate of QIC (the “Subscription Agreement”), QIC Delaware, Inc., holds 25% of FCG's equity interest in the form of preferred units (the "Strategic Investment"), and the Company, holds the remaining 75% of the equity interest in the form of common units. FCG's amended and restated limited liability company agreement (“LLCA”) includes QIC as a member and provides QIC with certain consent, priority and preemptive rights.

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

The Company recognizes 100% of net income (loss), less 9% preferred return to QIC, accretion of fees and amortization of the basis difference of deconsolidation of FCG. The Company will continue to recognize 100% of the gains or losses from its equity method investment in FCG based on the terms of the LLCA until the split in equity accounts becomes 25% related to QIC and 75% to the Company.

The LLCA grants QIC the right to block or participate in certain significant operating and capital decisions of FCG, including the approval of FCG’s budget and business plan, strategic investments, and incurring additional debt, among others. These rights allow QIC to effectively participate in significant financial and operating decisions of FCG that are made in FCG’s ordinary course of business. As such, the Company does not have a controlling financial interest since QIC has the substantive right to participate in FCG’s business decisions. Therefore, FCG is accounted for as an equity method investment in the Company’s consolidated financial statements.

The Company and FCG are part of an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement.

During the year ended December 31, 2024, FCG terminated three leases with Penut, a related party of FCG. As the termination of these leases extinguished a liability with a related party at no cost, the gain on termination of $0.5 million was accounted for by FCG as a capital contribution. The Company adjusted its equity method investment in FCG to reflect the change in the Company's claim on FCG's net assets. This adjustment was recognized in the Company's consolidated balance sheet as Share of change in equity of equity method investment.

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a hotel located at Tenerife in the Canary Islands until the sale on May 30, 2025. PDP sold all of the shares of Tertian XXI, S.L., (“Tertian”) a wholly-owned subsidiary of PDP, which owned the real estate assets comprising the resort hotel at Tenerife, the (“Tenerife Sale”).

The Company received $27.0 million in a cash dividend distribution from PDP as a result of the transaction. PDP recognized a pre tax gain on sale of $60.0 million. The Company recognized its 50% share of the gain of $30.0 million in share of gain from equity method investments included in the consolidated statements of operations and comprehensive income.

Partial Impairment of Investment in PDP

The Tenerife Sale represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in PDP. Accordingly, the Company performed an impairment evaluation of its equity method investment in PDP to determine whether the remaining carrying amount of the investment exceeds its fair value.

The Company evaluated its remaining equity investment in PDP for impairment as of June 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in PDP using the direct capitalization method of the income approach. The Company used the property's estimated net operating income, yearly growth rate, capital expenditure reserves and a capitalization rate as the primary significant unobservable inputs (Level 3). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in PDP was determined to be $27.1 million. As of December 31, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The Company has concluded that Karnival is a VIE, because the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. In October 2025, the Company and its joint venture partners agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. As of December 31, 2025, the Company had funded $6.6 million (HKD 51 million). The advances provided to Karnival are accounted for as investments and classified within Investments and advances to unconsolidated joint ventures equity method investments.

Partial Impairment of Investment in Karnival

The winding up process of the joint venture represents a significant change in circumstances that could impact the fair value of the Company’s remaining investment in Karnival. Accordingly, the Company performed an impairment evaluation of its equity method investment in Karnival to determine whether the remaining carrying amount of the investment exceeds its fair value. The Company evaluated its remaining equity investment in Karnival for impairment as of September 30, 2025 and determined that it was other-than-temporarily impaired. The Company estimated the fair value of its investment in Karnival using the liquidation value of cash and cash equivalents less estimated costs to liquidate as the primary unobservable inputs (Level 2). The estimated fair value is based upon assumptions that Management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. The fair value of the Company’s investment in Karnival was determined to be $4.2 million. For the year ended December 31, 2025, the Company recognized an other-than-temporary impairment charge of $3.0 million, which is recorded in Share of gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income.

iv)
Sierra Parima

Sierra Parima was an equity method investment with Meliá Group focused on the development and operation of hotel resorts and theme parks. The Company had 50% voting rights and shared 50% of profits and losses in this joint venture. The Sierra Parima

Katmandu Park closed in March 2024 following financial, operational, and infrastructure challenges. As of December 31, 2023, the equity investment was deemed to be other-than-temporarily impaired. On May 30, 2025, the investment was sold for nominal consideration and no gain or loss on the sale was recognized.

Investments and advances to equity method investments consisted of:

	As of
	December 31, 2025	December 31, 2024
FCG	$17,844	$25,028
PDP	28,648	24,400
Karnival	4,225	7,132
	$50,717	$56,560

Share of income (loss) from equity method investments consisted of:

	Year ended
	December 31, 2025	December 31, 2024
FCG	$(7,184)	$(6,389)
PDP	27,050	2,979
Karnival	(2,907)	289
	$16,959	$(3,121)

Share of loss from FCG consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Share of FCG net loss	$(791)	$(540)
Preferred unit dividend accretion	(3,091)	(2,546)
Basis difference amortization	(3,302)	(3,303)
	$(7,184)	$(6,389)

Share of income from PDP consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Share of PDP net income (excluding gain on sale from Tenerife)	$2,363	$2,979
Share of PDP net income from gain on sale of Tenerife	30,019	—
Impairment of PDP	(5,332)	—
	$27,050	$2,979

Share of (loss) income from Karnival consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Share of Karnival net income	$98	$289
Impairment of Karnival	(3,005)	—
	$(2,907)	$289

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	December 31, 2025			December 31, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets	$33,807	$25,280	$14,081	$30,094	$13,270	$11,862
Non-current assets	23,824	51,111	2,785	28,502	79,092	4,843
Current liabilities	17,094	4,006	15,506	17,444	14,720	15,539
Non-current liabilities	6,252	4,614	—	6,076	28,843	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG and PDP consisted of:

	As of
	December 31, 2025		December 31, 2024
	FCG	PDP	FCG	PDP
Assets	$24,509	$131	$28,608	$870
Liabilities	4,337	617	2,293	2,480

Assets comprise primarily of accounts receivable, contract assets and other current assets. Liabilities comprise primarily of accounts payable, and accrued expenses and other current liabilities and contract liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	Year ended
	December 31, 2025			December 31, 2024
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues	$38,703	$31,367	$—	$53,159	$45,668	$—
(Loss) income from operations	(64)	7,548	—	(137)	9,932	—
Net (loss) income (excluding gain on sale from Tenerife)	(791)	4,718	195	(540)	5,845	579
Gain on sale of Tenerife	—	60,046	—	—	—	—

Related party activity for FCG and PDP consisted of:

	Year ended
	December 31, 2025		December 31, 2024
	FCG	PDP	FCG	PDP
Total revenues	$23,387	$60	$52,705	$73
Total expenses	7,347	3,758	7,218	5,181

7.
Leases

During May 2025, the Company assumed a warehouse lease as part of the OES Acquisition with a term through 2029.

The Company recorded $0.6 million in lease expense for the year ended December 31, 2025, included in Selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

Operating lease supplemental cash flow information is as follows:

Year ended December 31, 2025
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$471
Right-of-use assets obtained in exchange for operating lease liabilities	2,608

The Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

As of December 31, 2025
Weighted-average remaining lease term in years	4.0
Weighted-average discount rate	13%

Operating lease liabilities annual maturities are as follows:

As of December 31, 2025
2026	$460
2027	549
2028	652
2029	699
Total future lease commitments	$2,360
Less imputed interest	(698)
Present value of lease liabilities	$1,662

8.
Property and equipment, net

Property and equipment consisted of:

	As of
	December 31, 2025	December 31, 2024
Equipment	$1,218	$30
Furniture	10	7
Leasehold improvements	8	—
Property and equipment, total	1,236	37
Accumulated depreciation	(214)	(13)
Property and equipment, net	$1,022	$24

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

9.
Intangible assets, net

During May 2025, the Company acquired intangible assets as part of the OES Acquisition. Intangible assets consisted of:

		As of December 31, 2025
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Developed technology	7	$900	$(83)
Tradenames and trademarks	10	200	(13)
OES trade name	1.3	100	(49)
Software rights	3	10	(2)
	7	$1,210	$(147)
Intangible assets, net			$1,063

Intangible asset amortization was $0.1 million for the year ended December 31, 2025.

Estimated future amortization of intangible assets are as follows:

Amount
For the years ended December 31,
2026	$203
2027	152
2028	150
2029	149
2030	148
Thereafter	261
$1,063

10.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	December 31, 2025	December 31, 2024
Transaction and professional fees	$14,472	$20,696
Excise tax payable on FAST II stock redemptions	—	2,211
Accrued payroll and related expenses	801	1,461
Accrued interest	501	1,117
Project-related	223	—
Demand note payable	—	50
Other	432	335
	$16,429	$25,870

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

In connection with the Business Combination, holders of FAST II Class A Common Stock exercised their right to redeem those shares for a pro rata portion of the cash in the FAST II trust account. These redemptions are subject to the excise tax, and the resulting liability was assumed by the Company in the Business Combination. The Company paid $2.2 million in excise tax, and $0.3 million interest and penalties related to this obligation during the year ended December 31, 2025.

11.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	December 31, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
$14.77 Term Loan – related party	$—	—%	$14,765	8.00%
$5.5 million revolving credit arrangement – related party	5,024	7.18%	14,140	4.09%
$7.22 million term loan – related party	636	11.75%	7,221	9.34%
€7 million term loan	2,172	4.38%	3,299	5.66%
$1.25 million term loan	—	—%	1,250	9.35%
€1.5 million term loan	151	1.70%	532	1.70%
Deferred Loan Settlement	6,887	—%	—	—%
$0.5 million demand note – related party	500	4.60%	—	—%
$0.25 million demand note – related party	250	4.60%	—	—%
	15,620		41,207
Less: Current portion of long-term debt and short term debt	(3,155)		(10,230)
	$12,465		$30,977

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments.

The estimated fair value of the €7 million term loan, the $5.5 million revolving credit arrangement and the Deferred Loan Settlement as of December 31, 2025 was $2.0 million, $3.3 million and $5.9 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the €7 million term loan, the $14.77 million term loan and the $15.0 million revolving credit arrangement as of December 31, 2024 was $3.1 million, $12.0 million, and $11.4 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy.

Outstanding debt as of December 31, 2025 matures as follows:

Amount
Within 1 year	$3,155
Between 1 and 2 years	7,441
Between 2 and 3 years	—
Between 3 and 4 years	—
Between 4 and 5 years	—
Thereafter	5,024
Total	$15,620

As of December 31, 2025, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity
$5.5 million revolving credit arrangement (due September 30, 2034)	$476
$15 million revolving credit arrangement (due September 30, 2030)	15,000
$15,476

$5.5 million revolving credit arrangement

The Company had a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. On September 8, 2025, the Company exchanged $5.5 million of the balance of revolving credit arrangement for Series B Preferred Stock. See "Note 13 – Equity." On November 10, 2025, concurrently with the issuance of a new $15.0 million revolving credit arrangement between Infinite Acquisitions and Falcon's Attractions, LLC, the borrowing capacity on this facility was reduced to $5.5 million. The arrangement matures on September 30, 2034 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

$15 million revolving credit arrangement

In November 2025, the Company entered into a revolving credit arrangement between Falcon's Attractions, LLC and Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. The arrangement matures on September 30, 2030 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

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

$1.25 million term loan

Falcon's Opco had a one-year $1.25 million term loan with FAST Sponsor II, LLC (“FAST II Sponsor”). The loan had a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. The loan also required an additional payment of $0.5 million if the loan is not paid off by the due date. As of December 31, 2025, the additional $0.5 million is included in interest expense in the consolidated statements of operations and comprehensive income. As of December 31, 2025, all obligations related to this loan are included in the Deferred Loan Settlement obligation. See "Note 12 – Commitments and contingencies" for the details of the claim from the counterparty.

$7.22 million term loan

Falcon's Opco has a one-year $7.22 million term loan with FAST II Sponsor for $6.3 million and with Katmandu Ventures, LLC (“Katmandu Ventures”) for $0.9 million. The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of December 31, 2025, we have accrued interest in interest expense included in the consolidated statements of operations and comprehensive income for the Katmandu Ventures portion of the loan. As of December 31, 2025, all obligations related to the $6.3 million loan are included in the Deferred Loan Settlement obligation. See "Note 12 – Commitments and contingencies" for details of the claim from FAST II Sponsor.

$14.77 million term loan

The Company had a ten-year $14.77 million term loan with Infinite Acquisitions. The loan's original maturity was September 30, 2034 and had a fixed interest rate at 8.0% per annum. Payments were interest only through September 2029, thereafter, principal and interest is payable quarterly in arrears. On September 8, 2025, the Company exchanged the term loan and accrued interest of $0.2 million for Series B Preferred Stock. See "Note 13 – Equity."

$0.5 million demand note

In December 2025, the Company entered into a demand note with Katmandu for $0.5 million. The arrangement is due on demand and has a fixed interest rate of 4.6%.

$0.25 million demand note

In December 2025, the Company entered into a demand note with Cecil and Marty Magpuri for $0.25 million. The arrangement is due on demand and has a fixed interest rate of 4.6%.

12.
Commitments and contingencies

Litigation

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability in response to the Guggenheim Complaint. In addition, the Company filed counterclaims against Guggenheim. Guggenheim denied all liability as to those amended counterclaims. On June 30, 2025, Guggenheim filed a Notice of Issue and Certificate of Readiness for trial, and on October 27, 2025 Guggenheim moved for summary judgment on its claims, which the Company opposed; on the same day, the Company moved for partial summary judgment on its claims which Guggenheim opposed. Pursuant to the Company’s accounting approach to transaction expenses related to the Business Combination, prior to the Company’s receipt of the Guggenheim Complaint, the Company accrued $11.1 million as of December 31, 2025 and 2024, within Accrued expenses and other current liabilities on the consolidated balance sheets, with respect to the alleged amended engagement agreement with Guggenheim.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owes FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. On September 29, 2025, the Company opposed the Motion, and FAST filed its reply in support of the Motion on October 9, 2025. The Company and FAST entered into a Confidential Settlement Agreement and Release, dated as of November 26, 2025 pursuant to which the Company paid an upfront settlement payment of $2.5 million on December 1, 2025, and agreed is obligated to pay FAST a deferred settlement payment of $7.0 million on or before January 31, 2027. On February 20, 2026, the parties filed a Stipulation of Discontinuance and Order with the Supreme Court of the State of New York, New York County.

Indemnification

In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2025 and 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments

The Company had entered into a commitment with The Hershey Licensing Company (“Hershey”) to develop venues themed with Hershey’s licensed trademarks and intellectual property in at least four locations by 2028. During 2025, the Company terminated and settled the agreement with no impact to the statement of operations.

As of February 24, 2023, the Company has entered into a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of $0.1 million per year for the years 2024 through 2032.

13.
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

Series B Preferred Stock

During 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited investors, including Gino P. Lucadamo, a director of the Company (the “Investors”). The Company issued $32.5 million of shares of a newly created series of preferred stock, par value $0.0001 per share, designated as “11% Series B Cumulative Convertible Preferred Stock” (the “Series B Preferred Stock”), at a purchase price of $5.00 per share, for 6,507,742 shares of Series B Preferred Stock. The Company received $11.8 million in cash and the exchange of an aggregate of $20.5 million of outstanding indebtedness.

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

Series B Preferred Stock Dividend

The Series B Preferred Stock has an annual cumulative dividend rate of 11% of the $5.00 per share liquidation preference, which accrues quarterly. Prior to January 1, 2027, accrued dividends will be paid in Series B Preferred Stock (the “Dividend Shares”) equal to the aggregate accrued dividends unpaid divided by $5.00 when and if declared by the Board. On and after January 1, 2027, all dividends accrued will be paid in cash. Any dividends not declared and paid in Dividend Shares or cash will be added to the liquidation preference of each share of Series B Preferred Stock.

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

14.
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

Prior to September 30, 2024, the Earnout Shares were classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive income. On September 30, 2024, earnout participants agreed to forfeit all remaining earnout shares held in escrow, which were to be released and earned based on meeting EBITDA and revenue targets. An aggregate of 437,500 shares of Class A common stock and 17,062,500 shares of Class B common stock and an equal number of Falcon’s Opco units were forfeited in connection with the earnout shares forfeiture.

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

Prior to reclassification into equity, the fair value of the earnout liability was $250.1 million as of September 30, 2024. After the reclassification to equity, the earnout shares do not require subsequent fair value measurement.

On December 2, 2025, the first stock price-based earnout trigger was met. As of December 2, 2025, Company’s volume weighted average closing sale price of its Class A common stock was greater than $16.67 for a period of at least twenty out of thirty consecutive trading days ending on December 2, 2025, and accordingly, 15,000,000 of the outstanding earnout shares and units were earned, released from escrow, and delivered to shareholders. No new securities were issued. The released shares and units are subject to transfer restrictions for a period ending 365 days after they are earned, released and delivered from escrow.

15.
Stock warrants

Prior to January 14, 2025, the warrants were classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations and comprehensive income. The warrant agreement was amended effective January 14, 2025. The amendment provides for the mandatory exchange of the warrants for shares of Class A Common Stock at an exchange ratio of 0.25 shares of Class A Common Stock per warrant, on October 6, 2028. The warrants will not be exercisable and the holders of the warrants will have no further rights except to receive shares of Class A Common Stock on October 6, 2028.

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

As of December 31, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

As of December 31, 2024, there are 5,177,089 warrants outstanding. Concurrent with the 0.2 stock dividend paid on December 17, 2024, the exercise price of each outstanding warrant was automatically adjusted. The warrants outstanding became exercisable at a price of $9.58 per share for 1.034999 shares of Class A common stock. For the year ended December 31, 2024, 28,680 warrants were exercised for 29,684 shares of Class A Common Stock.

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

On September 30, 2024, following the earnout forfeiture, the Company adjusted the fair value of all earnout shares a final time, immediately before the modification (see "Note 14 – Earnouts" for details on the modification), and ignoring the effect of the modification. The total adjusted liability balance, including the amount associated with the forfeited earnout shares, was reclassified into equity on September 30, 2024. After reclassification into equity, the earnout shares do not require subsequent fair value measurement.

Unobservable inputs of the earnout liability for earnout shares based on revenue and EBITDA targets are as follows:

September 30, 2024
Current stock price	8.26
Earnout period – beginning	July 1, 2023
Earnout period – end	December 31, 2024
Equity volatility, EBITDA volatility	30.0%
Operational leverage ratio	65.00%
Revenue volatility	10.00%
Revenue/stock price correlation	40.00%
EBITDA/stock price correlation	30.00%
Revenue discount rate	12.17%
Dividend yield	0.00%

Unobservable inputs of the earnout liability for earnout shares based on the Company’s stock price are as follows:

September 30, 2024
Term (years)	5.0
Volatility	40.00%
Risk-free rate	3.55%
Dividend yield	0.00%
Current stock price	8.26

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented. As of September 30, 2024, all earnouts were adjusted to fair value and reclassified into equity. See "Note 14 – Earnouts" for details on the fair value of the earnout liability as of September 30, 2024.

17.
Net income per share

The weighted average shares of common stock outstanding used to determine the Company’s Net income per share reflects the following:

	Year ended
(amounts in thousands, except number of shares and amount per share)	December 31, 2025	December 31, 2024
Numerator:
Net income	$6,312	$149,481
Net income attributable to noncontrolling interests	2,921	127,424
Series B Preferred Stock dividends	(1,040)	—

Net income available to Class A common stockholders	2,351	22,057
Adjustment for dilutive RSUs	—	2
Adjustment for dilutive warrants	(1,230)	—
Adjustment for dilutive earnout units at Falcon’s Beyond Global, LLC	—	(4,100)
Dilutive net income attributable to Class A common stockholders	$1,121	$17,959
Denominator:
Weighted average Class A common stock outstanding - basic	39,209,147	12,539,377
Adjustment for dilutive RSUs	—	1,353
Adjustment for dilutive warrants	46,738	—
Adjustment for dilutive Class A earnout shares	—	185,446
Weighted average Class A common stock outstanding – diluted	39,255,885	12,726,176

Net income per Class A common share - basic:	0.06	1.76
Net income per Class A common share – diluted:	0.03	1.41

The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year ended
	December 31, 2025	December 31, 2024
Class A earnout shares	625,000	1,000,000
Class B earnout shares	24,375,000	39,000,000
Series B Preferred Stock shares	6,715,721	—
Warrants to purchase common stock	—	5,177,089
RSUs	626,250	965,165
Class A shares subject to forfeiture under the deferred settlement agreement	360,000	—

375,000 of the unvested Class A earnout shares are subject to forfeiture under the deferred settlement agreement.

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

A summary of the Plan’s RSUs award activity is as follows:

Restricted Stock Units
Nonvested at January 1, 2025	1,077,498
Granted	92,500
Forfeited	(264,878)
Vested	(216,870)
Nonvested shares outstanding at December 31, 2025	688,250
Vested shares outstanding at December 31, 2025	159,948

The RSUs under the Plan will vest over a five-year period following the one-year anniversary of the date of grant.

The RSU granted under the plan on December 21, 2023, May 21, 2024, and June 25, 2024 vest as follows: (1) 15% of the RSUs on the first anniversary of the grant date; (2) 17.5% of the RSUs on the second anniversary of the grant date; (3) 20% of the RSUs on the third anniversary of the grant date; (4) 22.5% of the RSUs on the fourth anniversary of the grant date; and (5) 25% of the RSUs on the fifth anniversary of the grant date.

The RSUs granted under the Plan on October 31, 2024 vest as follows: (1) 25% of the RSUs on March 18, 2025; (2) 25% of the RSUs on September 18, 2025; (3) 25% of the RSUs on March 18, 2026; and (4) 25% of the RSUs on September 18, 2026. The RSUs granted under the Plan on December 18, 2024 vested on December 26, 2025.

The RSUs granted under the Plan on February 7, 2025 vest one-third each year following the grant date.

The Company recognized stock-based compensation expense of $1.7 million and $1.5 million for the years ended December 31, 2025 and 2024 respectively, which is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The $0.7 million and $0.8 million compensation cost for RSU’s granted to FCG employees for the years ended December 31, 2025 and 2024, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s consolidated statements of operations and comprehensive income.

As of December 31, 2025 and 2024, stock-based compensation expense not yet recognized relating to nonvested awards was $5.8 million and $10.0 million, respectively, of which $2.3 million and $3.4 million relates to compensation cost for RSU’s granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

19.
Retirement plan

The Company sponsors the Falcon’s Beyond 401(k) Profit Sharing Plan (“the 401(k) Plan”) that covers all qualifying employees over 21 years of age and who have completed 3-months of service. The 401(k) Plan allows participants to contribute up to 100% of their wages into the 401(k) Plan and allows for discretionary profit-sharing contributions from FBG. Participants vest at 20% per year over a five-year vesting period. Once a participant completes five years of service, all contributions are immediately vested.

Under the 401(k) Plan, eligible employees can also contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The Company contributed $0.2 million and less than $0.1 million to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively, which is included as a component of Selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

20.
Income taxes

The Income (loss) before income taxes consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Income (loss) before income taxes
United States	$(18,113)	$147,364
Foreign	24,423	2,119
	$6,310	$149,483

The income tax benefit (expense) benefit consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Current
Federal	$2	$(1)
State	—	—
Foreign	—	(1)
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Income tax benefit (expense)	$2	$(2)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 applied prospectively is as follows:

	Year ended December 31,
	2025
Statutory federal income tax rate	$1,325	21.0%
Noncontrolling Interests	(729)	(11.6)%
Valuation allowance	(615)	(9.7)%
Florida state taxes	123	1.9%
Foreign tax effects:
Spain valuation allowance	15,251	241.7%
Spain statutory tax rate difference	2,674	42.4%
Spain non taxable income	(18,017)	(285.5)%
Spain other	92	1.5%
Other	(102)	(1.7)%
Effective tax rate	$2	(0.0)%

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate, prior to adoption of ASU 2023-09, is as follows:

Year ended December 31,
2024
Statutory federal income tax rate	21.0%
Noncontrolling Interests	(17.9)%
Valuation allowance	(3.6)%
State taxes	0.6%
Effect of foreign operations	0.3%
Other	(0.4)%
Effective tax rate	—%

Net deferred tax assets are as follows:

	As of
	December 31, 2025	December 31, 2024
Deferred tax assets:
Start-up/Organization costs	$1,202	$1,303
Partnership Investment	139,039	111,776
Net operating loss carryforwards	26,078	1,954
Other	(449)	146
Total deferred tax assets	165,870	115,179
Valuation allowance	(165,870)	(115,179)
Deferred tax asset, net of allowance	$—	$—

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

As of December 31, 2025 and 2024, respectively, the Company has foreign net operating loss carryforwards of $64.4 million and $1.1 million for tax purposes, which never expire if unused. As of December 31, 2025, the Company has federal and state net operating loss carryforwards of $39.4 million, which also never expire if unused. The Company did not have any foreign tax credit carryforwards, net of valuation allowance.

The Company received a federal tax refund of $0.4 million and paid $0.1 million in income taxes for the years ended December 31, 2025 and 2024, respectively.

There were no unrecognized tax benefits as of December 31, 2025 and 2024. No amounts were accrued for the payment of interest and penalties at December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income in the accompanying consolidated statements of operations and comprehensive income.

In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2025, U.S. federal tax returns related to Falcon’s Pubco and Opco entities for the years 2022 through 2024 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our Falcon’s Pubco and Opco entities are generally open to audit for tax year 2022-2024. In addition, certain foreign subsidiaries’ tax returns from 2016 to 2024 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, commonly referred to as the "One Big Beautiful Bill Act,” was enacted in the United States. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended December 31, 2025, which did not materially impact the Company’s consolidated tax position.

21.
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

22.
Segment information

The Company had four reportable operating segments, Falcon’s Creative Group, Destinations Operations, PDP and Falcon’s Beyond Brands for the year ended December 31, 2024. During May 2025, the Company acquired OES and integrated it into the new Falcon's Attractions segment. Therefore, as of December 31, 2025 the Company has five reportable operating segments. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segments' income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, selling, general and administrative expenses, research and development expenses, and the share of gain from equity method investments, excluding impairments and gain from Tenerife Sale. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment loss from operations and the Company’s consolidated financial statement results.

FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. For the purpose of assessing financial performance and making resource allocation decisions, the CODM reviews full FCG results as if FCG was consolidated, instead of only the share of FCG's equity method gain. To reconcile total segment revenue to the Company's total consolidated revenue, FCG's segment revenue is eliminated. To reconcile Segment loss from operations to the Company's consolidated net income before taxes, FCG's Segment income from operations is eliminated and the Company's share of FCG's equity method loss is added.

PDP develops, owns and operates hotels, theme parks and retail, dining and entertainment venues. Destinations Operations provides development and management services for themed entertainment to PDP and develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property. The Company collectively refers to the Destinations Operations and PDP as Falcon’s Beyond Destinations.

Falcon's Attractions designs, engineers, manufactures, and sells proprietary and customized ride systems, attraction hardware, and related technologies for theme parks, location‑based entertainment venues, and destination developments worldwide. Falcon’s Beyond Brands-Other is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year ended December 31, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$38,703	$609	$—	$4,907	$—	$44,219
Product sales	—	—	—	2,841	—	2,841
Total revenue	38,703	609	—	7,748	—	47,060

Reconciliation of revenue
Revenue corporate unallocated						6,539
Revenue FCG						(38,703)
Total consolidated revenue						14,896

Project design and build expense	(25,926)	—	—	(2,360)	—
Cost of product sales	—	—	—	(1,579)	—
Selling, general and administrative	(11,486)	(1,263)	—	(7,069)	(742)
Research and development expense	(2)	(215)	—	—	—
Share of gain from equity method investments, excluding gain on Tenerife Sale and joint venture impairments	—	98	2,363	—	—
Segment income (loss) from operations	$1,289	$(771)	$2,363	$(3,260)	$(742)	$(1,121)

	Year ended December 31, 2024
	Falcon’s	Falcon's Beyond Destinations		Falcon's
	Creative Group	Destinations Operations	PDP	Beyond Brands	Segment Total
Revenue - external customers	$53,159	$495	$—	$1	$53,655

Reconciliation of revenue
Revenue corporate unallocated					6,249
Revenue FCG					(53,159)
Total consolidated revenue					6,745

Project design and build expense	(38,906)	—	—	—
Selling, general and administrative	(13,045)	(1,976)	—	(2,951)
Research and development expense	(1)	(171)	—	(8)
Share of gain from equity method investments	—	288	2,981	—
Segment income (loss) from operations	$1,207	$(1,364)	$2,981	$(2,958)	$(134)

A reconciliation of segment loss from operations to net income before taxes is as follows:

	Year ended
	December 31, 2025	December 31, 2024
Segment loss from operations	$(1,121)	$(134)
Unallocated corporate overhead	(9,880)	(11,233)
Elimination FCG segment income from operations	(1,289)	(1,207)
Share of loss from FCG	(7,184)	(6,389)
Transaction credit (expenses)	1,692	(7)
Credit loss expense	—	(12)
Depreciation and amortization expense	(349)	(6)
Share of equity method investee's gain on Tenerife Sale	30,019	—
Impairment of PDP	(5,332)	—
Impairment of Karnival	(3,005)	—
Interest expense	(3,384)	(1,898)
Interest income	12	12
Change in fair value of warrant liabilities	2,886	(836)
Change in fair value of earnout liabilities	—	172,270
Foreign exchange transaction (loss) gain	2,147	(1,077)
Gain on bargain purchase of OES Acquisition	1,098	—
Net income before taxes	$6,310	$149,483

Identifiable assets are comprised of:

	Total Assets		Capital Expenditures
	As of		Year ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Falcon’s Creative Group	$17,844	$25,028	$293	$11,124
Destinations Operations	4,610	7,480	3	—
PDP	28,648	24,400	—	—
Falcon's Attractions	10,328	—	144	—
Falcon's Beyond Brands-other	46	251	—	—
Unallocated corporate assets and intersegment eliminations	5,226	4,072	(287)	(11,113)
	$66,702	$61,231	$153	$11

23.
Related party transactions

Accounts Receivable

The Company has a receivable from PDP for $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively.

Accounts Payable

The Company reimbursed certain audit and professional fees on behalf of PDP and Sierra Parima. There were $0 and $1.4 million unreimbursed audit and professional fees as of December 31, 2025 and 2024, respectively, related to PDP and Sierra Parima. The Company incurred expenses related to reimbursable audit and professional fees of $0 and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Other current assets

The Company has a short-term advance to fund working capital to FCG for $1.0 million and $0 as of December 31, 2025 and 2024, respectively.

Related Party debt

The Company has various long-term debt instruments with Infinite Acquisitions. On September 8, 2025, the Company exchanged $20.5 million of debt and accrued interest for the issuance of $20.5 million of shares of Series B Preferred Stock. See "Note 13 – Equity." These loans had $0.3 million and $0.5 million accrued interest as of December 31, 2025 and 2024, respectively.

Loans with Katmandu Ventures, LLC had accrued interest of $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively. The loan with Cecil and Marty Magpuri had accrued interest of less than $0.1 million as of December 31, 2025. Accrued interest is included within Accrued expenses and other current liabilities on the consolidated balance sheets.

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

Intercompany Services Agreement between FCG and the Company

There was $1.6 million and $0.7 million accounts receivable balance outstanding as of December 31, 2025 and 2024, respectively, related to the Intercompany Service Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG and PDP. Total related party revenues from services provided to our equity method investments were $7.2 million and $6.7 million for the years ended December 31, 2025 and 2024, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $6.6 million and $6.2 million revenue related to services provided to FCG for the years ended December 31, 2025 and 2024, respectively.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.1 million and $0.2 million related to these services as of December 31, 2025 and 2024, respectively. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $0.6 million and $0.7 million in accounts receivable from FCG related to reimbursable costs as of December 31, 2025 and 2024, respectively.

Subscription agreement with Infinite Acquisitions

Infinite Acquisitions had a commitment to invest $12.8 million in the Company. As of December 31, 2025, the commitment was fulfilled in connection with the issuance of Series B Preferred Stock.

RSUs of the Company provided to FCG employees

The Company issued 8,716 restricted stock units to FCG employees under the Incentive Award Plan on June 25, 2024. The Company was reimbursed by FCG for the entire stock compensation expense during the years ended December 31, 2025 and 2024. Periodic stock compensation costs related to RSUs issued to FCG employees is recognized as a receivable from FCG and does not impact the Company’s consolidated statements of operations and comprehensive income.

Advance to Meliá Group

The Company had $0.5 million outstanding advance to Meliá Group intended for the site of a future hotel and entertainment development. The advance was non-interest bearing and was classified in Other current assets as of December 31, 2024. On July 3,

2025, Melia returned the $0.5 million earnest money deposit for a potential land acquisition in Playa del Carmen, Mexico to the Company.

Series B Preferred stock

On September 8, 2025, the Company issued 307,627 shares of Series B Preferred Stock to Gino P. Lucadamo, a director of the Company in exchange for $1.5 million in cash. See "Note 13 – Equity."

Equity method investment financing

Scott Demerau, the Executive Chairman and his wife are investors of the lender that provided $2.75 million financing to a third party buyer of land sold by FCG in February 2026.

24.
Subsequent events

The Company has evaluated subsequent events through March 30, 2026 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

The Company repaid $1.1 million and drew $3.4 million pursuant to the $5.5 million and the $15.0 million revolving credit arrangements with Infinite Acquisitions, respectively.

The Company received a partial distribution from Karnival in the amount of $1.5 million.

INDEPENDENT AUDITOR'S REPORT

Board of Managers

Falcon's Creative Group, LLC:

Opinion

We have audited the consolidated financial statements of Falcon's Creative Group, LLC and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2025, and the related consolidated statement of operations, members’ (deficit) equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP

Orlando, Florida
March 30, 2026

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers of Falcon’s Creative Group, LLC.

Opinion

We have audited the consolidated financial statements of Falcon’s Creative Group, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheet as of December 31, 2024, and the related consolidated statements of operations, cash flows, and members’ equity for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements").

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, Florida

April 3, 2025

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($823 and $869 restricted cash as of December 31, 2025 and 2024, respectively)	$1,648	$1,166
Accounts receivable ($866 and $14,411 related party as of December 31, 2025 and 2024, respectively)	4,444	14,441
Contract assets ($23,643 and $14,197 related party as of December 31, 2025 and 2024, respectively)	23,643	14,197
Other current assets	622	290
Land held for sale	3,450	—
Total current assets	33,807	30,094
Operating lease right-of-use assets	29	235
Finance lease right-of-use assets	156	—
Property and equipment, net	8,777	12,501
Intangible assets, net	2,829	3,567
Goodwill	11,471	11,471
Other non-current assets	562	728
Total assets	$57,631	$58,596

Liabilities, temporary equity and members’ equity
Current liabilities:
Accounts payable ($2,363 and $1,454 related party as of December 31, 2025 and 2024, respectively)	$6,161	$10,711
Accrued expenses and other current liabilities ($983 related party as of December 31, 2025)	3,435	5,359
Current portion of long-term debt	185	38
Contract liabilities ($991 and $839 related party as of December 31, 2025 and 2024, respectively)	7,263	1,128
Finance lease liability, current	50	12
Operating lease liability, current	—	196
Total current liabilities	17,094	17,444
Long-term debt, net	6,146	6,076
Finance lease liability, net of current portion	106	—
Total liabilities	$23,346	$23,520

Commitments and contingencies – Note 9

Temporary equity - Preferred units subject to possible redemption	$35,872	$32,781

Members’ (deficit) equity
Members’ (deficit) capital	$(1,587)	$2,295
Total members’ (deficit) equity	$(1,587)	$2,295
Total liabilities, temporary equity and members’ (deficit) equity	$57,631	$58,596

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars)

	Year ended
	December 31, 2025	December 31, 2024
Revenue ($23,387 and $52,705 related party for the years ended December 31, 2025 and 2024, respectively)	$38,703	$53,159
Operating expenses:
Project design and build expense ($540 and $674 related party for the years ended December 31, 2025 and 2024, respectively)	25,926	38,906
Selling, general and administrative expense ($6,807 and $6,544 related party for the years ended December 31, 2025 and 2024, respectively)	11,486	13,045
Research and development expense	2	1
Depreciation and amortization expense	1,353	1,344
Total operating expenses	38,767	53,296
Loss from operations	(64)	(137)
Interest expense	(599)	(574)
Interest income	31	35
Loss on lease termination	—	(22)
Foreign exchange transaction loss	(113)	(49)
Net loss before taxes	(745)	(747)
Income tax (expense) benefit	(46)	207
Net loss	$(791)	$(540)

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net loss	$(791)	$(540)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	1,529	1,344
Deferred financing costs amortization	9	7
Gain on disposal of assets	—	(13)
Impairment of fixed assets	—	24
Loss on lease termination	—	22
Foreign exchange transaction gain	—	11
Change in deferred tax asset	46	(207)
Changes in assets and liabilities:
Accounts receivable ($13,545 and $(9,835) related party as of December 31, 2025 and 2024, respectively)	9,997	(9,791)
Other – current assets	(8)	291
Contract assets ($(9,446) and $(12,449) related party as of December 31, 2025 and 2024, respectively)	(9,446)	(12,295)
Other non – current assets	122	(408)
Accounts payable ($910 and $868 related party as of December 31, 2025 and 2024, respectively)	(4,550)	7,341
Operating lease assets and liabilities	8	(29)
Accrued expenses and other current liabilities	(2,907)	2,897
Contract liabilities ($152 and $(283) related party as of December 31, 2025 and 2024, respectively)	6,135	6
Net cash provided by (used) in operating activities	144	(11,340)
Cash flows from investing activities
Purchase of property and equipment	(293)	(11,124)
Disposal of property and equipment	1	70
Net cash used in investing activities	(292)	(11,054)
Cash flows from financing activities
Proceeds from debt	—	6,180
Repayment of debt	(29)	—
Deferred financing costs	—	(72)
Repayment of finance agreement	(314)	—
Short term advances from affiliate ($983 related party as of December 31, 2025)	983	—
Principal payment on finance lease obligation	(12)	(52)
Capital contribution	—	12,000
Net cash provided by financing activities	628	18,056
Net increase (decrease) in cash and cash equivalents	480	(4,338)
Foreign exchange impact on cash	2	—
Cash and cash equivalents – beginning of the year	1,166	5,504
Cash and cash equivalents at end of year	$1,648	$1,166
Supplemental disclosures:
Cash paid for interest – finance leases	$1	$18
Cash paid for interest – debt	577	503
Non-cash activities:
Related party capital contribution (See Note 12)	—	488
Right-of-use assets obtained in exchange for new finance lease liabilities	156	—
Purchase of other current asset	(324)	—
Purchase of property and equipment	(227)	—
Issuance of finance agreement	551	—

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

(in thousands of U.S. dollars, except for unit data)

	Members’ (Deficit) Equity		Temporary Equity
	Common Units	Members’ (Deficit) Capital	Preferred Units	Temporary Equity
December 31, 2023	75	$4,895	25	$18,234
Capital contribution	—	—	—	12,000
Related party capital contribution (See Note 12)	—	487
Net loss	—	(540)	—	—
Accretion on preferred units subject to possible redemption to redemption amount	—	(2,547)	—	2,547
December 31, 2024	75	2,295	25	32,781
Net loss	—	(791)	—	—
Accretion on preferred units subject to possible redemption to redemption amount	—	(3,091)	—	3,091
December 31, 2025	75	$(1,587)	25	$35,872

See accompanying notes to consolidated financial statements

FALCON’S CREATIVE GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands of U.S. dollars, unless otherwise stated)

1.
Description of business and basis of presentation

Falcon’s Creative Group, LLC provides master planning, media and audio production, project management, experiential technologies, and attraction hardware development, procurement, and sales on a work-for-hire or licensing model for clients. The Company consolidates Falcon’s Treehouse National, LLC (“National”), Falcon’s Treehouse, LLC, Falcon’s Creative Group Philippines, Inc. (“Treehouse”), together with National (“FCG” or the “Company”).

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the consolidation.

Strategic Investment

On July 27, 2023, pursuant to the Subscription Agreement by and between FCG and QIC Delaware, Inc., (the “Subscription Agreement”), QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), invested $30.0 million in FCG (“Strategic Investment”). Following the closing of the Subscription Agreement, the Company has two members: QIC, holding 25% of the equity interest in the form of 25 Preferred Units, and FBG, holding the remaining 75% of the equity interest in the form of 75 Common Units. In connection with the Strategic Investment, the Company amended and restated its limited liability company agreement (“LLCA”) to include QIC as a member and to provide QIC with certain consent, priority and preemptive rights; and FBG and the Company entered into an intercompany service agreement (“Intercompany Services Agreement”) and a license agreement. Upon the closing of the Subscription Agreement, the Company received a closing payment of $17.5 million (net of $0.5 million in reimbursements relating to due diligence fees incurred by QIC). On April 16, 2024, QIC released the remaining $12.0 million of the $30.0 million investment to FCG upon the establishment of an employee retention and attraction incentive program.

The preferred units are entitled to a preferred return, which is an amount necessary to result in a rate of return of 9% per annum, compounding annually and accruing from the date of the Strategic Investment (“Preferred Return”).

The preferred units feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The preferred units become redeemable on the earlier of (i) the five-year anniversary of the Strategic Investment and (ii) any date on which a majority of key persons, as defined in the LLCA, cease to be employed by FCG (the “Redemption Commencement Date”). At any time after the Redemption Commencement Date, QIC may elect, in its sole discretion, to require the Company to redeem any or all of the outstanding preferred units for the redemption amount of such preferred units as of the redemption date, which is an amount equal to the QIC’s investment amount plus the Preferred Return. As of December 31, 2025 and 2024, these preferred units are recorded in the consolidated balance sheets as Temporary equity. The Company accretes the Preferred Return and $0.5 million reimbursable fees to Temporary Equity over the period from the date of issuance to the five year anniversary of the Strategic Investment.

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

2.
Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company has prepared the estimates using the most current and best available information that are considered reasonable under the circumstances. However, actual results may differ materially from those estimates. Accounting policies subject to estimates include, but are not limited to, inputs used to recognize revenue over time, deferred tax valuation allowances and the valuation and impairment testing of goodwill and other long-lived assets.

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

Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Certain customer contracts include key performance indicators (“KPI’s”) which are intended to create mechanism to enable the customer to measure performance of the work against specified targets. KPI’s relate to deliverables and specified outputs in relation to the scope of services in the contract. The contracts allow for the customer to assess penalties against the Company when the measure of performance of work against specified targets has not been met in accordance with contract terms. As of December 31, 2025 and 2024, the Company has not recorded any adjustment to the contract price for penalties, since it does not believe any amounts will be imposed by the customer. Prices are fixed at contract inception and are not generally contingent on performance or any other criteria.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s consolidated statements of operations. After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses. There was no allowance for for credit losses as of December 31, 2025 and 2024.

The Company had two customers with revenue greater than 10% of total revenue. The Company had revenue from QIC of $23.1 million (60% of total Revenue) and $52.4 million (99% of total Revenue) for the years ended December 31, 2025 and 2024, respectively. Accounts receivable balances from QIC totaled $0.7 million (15% of total Accounts receivable) and $14.1 million (98% of total Accounts receivable) as of December 31, 2025 and 2024, respectively.

The second customer had revenue of $14.9 million (39% of total revenue) for the year ended December 31, 2025. Accounts receivable balances from the second customer totaled $3.5 million (80% of total Accounts receivable) and $0 as of December 31, 2025 and 2024, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Building	39 years
Equipment	3 – 5 years
Furniture	7 years
Leasehold improvements	Lesser of lease term or asset life
Software and licenses	3 years

Land held for sale

The Company classifies land as held for sale when a sale is probable to occur within one year. Generally, the Company considers a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit, and there are limited contingencies to closing. The Company records land held for sale at the lower of depreciated cost or fair value, less estimated closing costs. As of December 31, 2025, land adjacent to the Company's headquarters was classified as held for sale as it no longer aligned with the Company's long term strategy.

Goodwill and Intangible assets

Goodwill represents the excess of purchase consideration over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The Company initially records its intangible assets at fair value. Definite lived intangible assets are located in the United States of America and consist of customer relationships, trademarks and trade names and developed technology which are amortized over their estimated useful lives.

Goodwill is not amortized, but instead reviewed for impairment at least annually during the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired. The impairment analysis of goodwill is performed at the reporting unit level, which is FCG as a whole. A qualitative assessment is first conducted to determine whether it is more likely than not that the fair value of the applicable reporting unit exceeds the carrying value taking into consideration significant events, and changes in the overall business environment or macroeconomic conditions. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. We recognize an impairment on goodwill if the estimated fair value of a reporting unit is less than its carrying value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. The Company performed a qualitative assessment for the year ended December 31, 2025 and concluded there are no matters that would indicate the carrying value of goodwill exceeds the fair value. There were no changes to goodwill and no goodwill impairment charges recognized during the years ended December 31, 2025 and 2024.

The Company reviews definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these amortizing intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There were no impairment losses recognized for definite lived intangible assets for the years ended December 31, 2025 and 2024.

Recoverability of Other long-lived assets

The Company’s other long-lived assets consist primarily of property and equipment and lease ROU assets located in the United States of America. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For property and equipment and lease ROU assets, the Company compares the estimated undiscounted cash flows generated by the asset or asset group to the current carrying value of the asset. If the undiscounted cash flows are less than the carrying value of the asset, then the asset is written down to fair value. There was no impairment loss recognized for other long-lived assets for the years ended December 31, 2025 and 2024.

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

Selling, general and administrative expenses

Selling, general and administrative expenses include payroll, payroll taxes and benefits for non-project related employee salaries, taxes, and benefits as well as technology infrastructure, marketing, occupancy, finance and accounting, legal, human resources, and corporate overhead expenses. A portion of these expenses are shared services provided by FBG.

Research and development expenses

Research and development expenses primarily consist of internal labor costs involved in research and development activities related to the development of new products. Research and development expenses are expensed in the period incurred.

Income taxes

The Company is considered a partnership for U.S. income tax purposes, and therefore, its members are subject to tax on the Company’s income. The consolidated financial statements do not include a provision for federal or state income tax expense or benefit arising from net income or loss reported in the consolidated statements of operations for these entities as the taxable income or loss is included in the tax returns of the Company’s members.

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

Related party transactions

Related parties are comprised of parties which have the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, and parties under common control. Transactions where there is a transfer of resources or obligations between related parties are disclosed or referenced in "Note 12 — Related party transactions."

Reclassifications

Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation for the year ended December 31, 2025 and 2024.

Recently issued accounting standards

In March 2024, the FASB issued Accounting Standards Update ("ASU") 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements.” The amendments in this ASU affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2025. The Company early adopted this ASU as of December 31, 2025 and it had no material impact to the consolidated financial statements.

Recently issued accounting standards not yet adopted as of December 31, 2025

On December 14, 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The amendments in this ASU require a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2025.

The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is evaluating the impact of this ASU on its income tax disclosures.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments — Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under this ASU, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." The amendments in this ASU facilitates updates for a broad range of topics arising from technical corrections, unintended application of U.S. GAAP, clarifications, and other minor improvements. The ASU is effective for fiscal years beginning after December 15, 2026. The Company is evaluating the impact of this ASU.

3.
Revenue

Disaggregated components of revenue consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Services transferred over time:
Media production services	$1,754	$7,577
Design and project management services	36,880	45,551
Other	69	31
	$38,703	$53,159

Accounts receivable, contract assets and contract liabilities consisted of:

	As of December 31, 2025
	Related party	Other	Total
Accounts receivable	$866	$3,578	$4,444
Contract assets	23,643	—	23,643
Contract liabilities	(991)	(6,272)	(7,263)

	As of December 31, 2024
	Related party	Other	Total
Accounts receivable	$14,411	$30	$14,441
Contract assets	14,197	—	14,197
Contract liabilities	(839)	(289)	(1,128)

As of December 31, 2025, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $41.6 million. The Company expects to recognize approximately 95% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Saudi Arabia	$37,999	$52,438
USA	395	263
China	309	458
	$38,703	$53,159

4.
Leases

The Company’s operating leases consist of real estate property for office and warehouse space, with various terms extending through 2026. The Company had finance leases related to an office, facility and computer equipment.

The Company leased office space from a related party, Penut Productions, LLC (“Penut”), a wholly owned subsidiary of The Magpuri Revocable Trust, under a series of long-term lease agreements. In March 2024, the Company and Penut terminated one of three commercial office leases. The Company wrote off the lease right-of-use asset of $0.3 million and the lease liability of $0.7 million, resulting in a related party capital contribution of $0.4 million for the year ended December 31, 2024.

In June 2024, the Company and Penut terminated the two remaining commercial office leases. The Company wrote off the lease right-of-use assets of $0.8 million and the lease liabilities of $0.9 million, resulting in a related party capital contribution of $0.1 million for the year ended December 31, 2024.

Finance lease assets, net of accumulated amortization were $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively.

Lease expense in the consolidated statements of operations consisted of:

	Year ended December 31, 2025	Year ended December 31, 2024
	Total	Related Party	Other	Total
Operating lease expense	$185	$37	$262	$299
Finance lease expense:
Amortization of leased assets	3	25	8	33
Interest on lease liabilities	1	17	2	19
Total lease expense	$189	$79	$272	$351

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$174	$306
Operating cash outflows from finance leases	1	18
Financing cash outflows from finance leases	12	53

The Company determined that the discount rate implied in the lease was determinable and was closely aligned with the lessors third party borrowing rate based on the payment terms of the lease which was designed for the lease payments to cover the property owners financing and related costs.

The weighted-average remaining lease terms and discount rates are as follows:

	As of
	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (Years)
Operating leases	0.3	1
Finance leases	3	1
Weighted-average discount rate
Operating leases	10.15%	5.85%
Finance leases	4.26%	9.69%

Finance lease liabilities annual maturities are as follows:

As of December 31, 2025
2026	$55
2027	55
2028	56
Total future lease commitments	$166
Less imputed interest	(10)
Present value of lease liabilities	$156

5.
Property and equipment, net

Property and equipment consisted of:

	As of
	December 31, 2025	December 31, 2024
Land	$1,493	$4,944
Building	5,652	5,652
Equipment	3,008	2,890
Furniture	361	210
Leasehold improvements	430	194
Software and licenses	33	26
Property and equipment, total	10,977	13,916
Accumulated depreciation	(2,200)	(1,415)
Property and equipment, net	$8,777	$12,501

Depreciation expense was $0.6 million for the years ended December 31, 2025 and 2024.

6.
Intangible assets, net

Intangible assets consisted of:

	As of
	December 31, 2025	December 31, 2024
Customer relationships	$1,100	$1,100
Tradenames and trademarks	2,800	2,800
Developed technology	1,500	1,500
Intangible assets, total	5,400	5,400
Accumulated amortization	(2,571)	(1,833)
Intangible assets, net	$2,829	$3,567

The weighted average amortization period for customer relationships, tradenames and trademarks, and developed technology is 5, 7, and 6 years, respectively.

Intangible asset amortization was $0.7 million for the years ended December 31, 2025 and 2024.

Estimated future amortization of intangible assets are as follows:

Amount
For the years ended December 31,
2026	$738
2027	738
2028	667
2029	479
2030	207
$2,829

7.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	December 31, 2025	December 31, 2024
Project-related accruals	$1,244	$3,200
Accrued payroll and related expenses	1,100	1,608
Short term advances from affiliate	983	—
Accrued interest	33	36
Audit and professional fees	4	391
Other	71	124
	$3,435	$5,359

8.
Long term debt

Indebtedness consisted of:

	As of
	December 31, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
$6.2 million mortgage loan	$6,151	8.75%	$6,180	8.75%
$0.6 million finance agreement	237	7.65%	—	—%
	6,388		6,180
Less current portion of long-term debt	(185)		(38)
Long term debt	6,203		6,142
Deferred financing costs, net	(57)		(66)
Long term debt, net	$6,146		$6,076

Outstanding debt as of December 31, 2025 matures as follows:

Within 1 year	$185
Between 1 and 2 years	173
Between 2 and 3 years	118
Between 3 and 4 years	95
Between 4 and 5 years	104
Thereafter	5,713
Total	$6,388

On January 9, 2024, the Company obtained a mortgage loan for $6.2 million from Climate First Bank to purchase new headquarters in Orlando, FL for $10.3 million. The property has 9.59 acres and a 53,600 square foot office building. The mortgage loan is prepayable without penalty, has an 8.75% interest rate for the first five years with an initial 18-month interest only period and a balloon payment due at maturity. The interest rate resets to the five-year U.S. Treasury plus 275 basis points after five years and remains fixed until maturity on January 9, 2034.

The Company is subject to financial covenants under the mortgage loan. These covenants require the Company to maintain a debt service coverage ratio and minimum deposit with the lender.

The Company has a master finance agreement with Blue Street Capital for the purchase of equipment and software licenses. The maturities of these agreements are between March 2026 and November 2028, interest rates between 6.9% and 11.5% and require monthly interest and principal payments.

9.
Commitments and contingencies

Litigation

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. There were no material accruals for legal proceedings or claims as of December 31, 2025 and 2024.

Indemnification

In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of December 31, 2025 and 2024, there were no known events or circumstances that have resulted in a material indemnification liability.

10.
Retirement plan

The Company sponsors a 401(k) plan (“The Plan”) for its employees. Under the Plan, eligible employees can contribute a portion of their salary, and the Company will match up to 3% of those contributions. The Company’s obligation is limited to its contributions to the plan, and the retirement benefit is dependent on the performance of the investments chosen by the participants. The employer match for the year ended December 31, 2025 and 2024 was $0.4 million and $0.2 million, respectively, which is included as a component of Selling, general and administrative expense in the consolidated statements of operations.

11.
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

The loss before income taxes consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Net loss before income taxes
United States	$(832)	$(753)
Foreign	87	6
	$(745)	$(747)

The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consisted of:

	Year ended
	December 31, 2025	December 31, 2024
Current
Federal	$—	$—
State	—	—
Foreign	—	(1)
Deferred	—
Federal	—	—
State	—	—
Foreign	(46)	208
Income tax benefit	$(46)	$207

The tax effects of temporary differences resulted in the following deferred tax assets and liabilities:

	As of
	December 31, 2025	December 31, 2024
Net operating loss carry forward	$208	$254
Valuation allowance	—	—
Deferred tax asset, net of allowance	$208	$254

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	Year ended
	December 31, 2025	December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
Partnership earnings not subject to tax	(23.4)%	(21.2)%
Return to provision adjustments	(4.9)%	27.9%
Other	(0.5)%	—
Effective tax rate	(7.8)%	27.7%

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

As of December 31, 2025 and 2024, the Company has foreign net operating loss carryforwards of $0.8 million and $1.0 million, respectively, for tax purposes. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2025 and 2024. The Company did not recognize any interest or penalties during fiscal 2025 and 2024 related to unrecognized tax benefits.

FCG and its subsidiaries are included in a single United States partnership federal income tax return. At December 31, 2025, U.S. federal tax returns related to FCG for 2023-2024 are open under the normal statute of limitations and therefore subject to examination. FCG and its subsidiaries are subject to routine examination by tax authorities in a Philippines jurisdiction. There are no ongoing U.S. federal, state, or foreign tax audits or examinations as of the date of the issuance of these consolidated financial statements. Treehouse files a separate local income tax return.

12.
Related party transactions

Intercompany Services Agreement between FBG and the Company

There was a $1.6 million and $1.0 million accounts payable balance outstanding as of December 31, 2025 and 2024, respectively, related to the Intercompany Service Agreement.

The Company recognized related party expense for corporate shared service support provided by FBG of $6.6 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively.

The Company also provides marketing, research and development, and other services to FBG. FBG owes the Company $0.1 million and $0.2 million to related to these services as of December 31, 2025 and 2024, respectively. The Company and FBG have also incurred reimbursable costs on behalf of each other. FCG had $0.6 million and $0.4 million accounts payable to FBG related to reimbursable costs as of December 31, 2025 and 2024 respectively.

FBG RSUs provided to the Company's employees

FBG issued restricted stock units (“RSUs”) to the Company's employees under FBG's incentive award plan. The Company recognized $0.7 million and $0.8 million for the RSU expense for the years ended December 31, 2025 and 2024, respectively.

Deemed capital contribution

In March 2024 and June 2024 the Company terminated leases with Penut, a related party. As the termination of these leases extinguished a liability with a related party at no cost, the gain on termination of $0.5 million was accounted for as a capital contribution during the year ended December 31, 2024.

13. Subsequent events

The Company has evaluated subsequent events through March 30, 2026 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

On February 26, 2026, the Company closed on the sale of two parcels of land, adjacent to the Company's headquarters for an aggregate sales price of $5.5 million. In conjunction with the sale, the Company repaid $0.5 million of the principal of the mortgage loan on the Company's headquarter in exchange for the release of the lien on the land being sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FALCON’S BEYOND GLOBAL, INC.

Dated: March 30, 2026
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

Signature	Title	Date

/s/ Cecil D. Magpuri	Chief Executive Officer and Director	March 30, 2026
Cecil D. Magpuri	(Principal Executive Officer)

/s/ Joanne Merrill	Chief Financial Officer	March 30, 2026
Joanne Merrill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Demerau	Executive Chairman and Director	March 30, 2026
Scott Demerau

/s/ Jarrett T. Bostwick	Director	March 30, 2026
Jarrett T. Bostwick

/s/ Gino P. Lucadamo	Director	March 30, 2026
Gino P. Lucadamo

/s/ Marie Kim	Director	March 30, 2026
Marie Kim

/s/ Iraida Que De Vera	Director	March 30, 2026
Iraida Que De Vera