Form 10-Q
period 2026-03-31
Falcon's Beyond Global, Inc.
filed 2026-05-14
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, a total of 49,012,162 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 72,230,050 shares of the Registrant’s Class B common stock, par value $0.0001 per share, was issued and outstanding.

FALCON’S BEYOND GLOBAL, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of future performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
The impairments of our intangible assets and equity method investments in our joint ventures have materially and adversely impacted our business and results of operations and may do so again in the future.
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
•
The Demerau family controls over 45% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
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

In addition, this Quarterly Report includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 7 – Commitments and contingencies” within Item 1 of this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Quarterly Report. Additional important information as to these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) in the sections titled Item 1, “Business”, Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of
	(UNAUDITED) March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents ($525 and $532 restricted cash as of March 31, 2026 and December 31, 2025, respectively)	$1,176	$1,868
Accounts receivable ($3,247 and $2,533 related party as of March 31, 2026 and December 31, 2025, respectively)	5,456	3,714
Contract assets	1,535	3,264
Other current assets ($1,053 and $983 related party as of March 31, 2026 and December 31, 2025, respectively)	2,331	1,525
Total current assets	10,498	10,371
Investments and advances to equity method investments	46,621	50,717
Operating lease right-of-use assets	3,023	3,188
Property and equipment, net	957	1,022
Intangible assets, net	1,006	1,063
Other non-current assets	254	341
Total assets	$62,359	$66,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable ($117 and $215 related party as of March 31, 2026 and December 31, 2025, respectively)	$7,616	$8,453
Accrued expenses and other current liabilities ($228 and $501 related party as of March 31, 2026 and December 31, 2025, respectively)	5,957	16,429
Contract liabilities	96	19
Operating lease liability, current	481	460
Short-term debt ($736 and $1,386 related party as of March 31, 2026 and December 31, 2025, respectively)	736	1,386
Long-term debt, current	8,522	1,769
Total current liabilities	23,408	28,516
Operating lease liability, net of current portion	1,773	1,900
Long-term debt, net of current portion ($7,349 and $5,024 related party as of March 31, 2026 and December 31, 2025 respectively)	7,484	12,465
Total liabilities	32,665	42,881

Commitments and contingencies – Note 7

Stockholders’ equity
Series B preferred stock ($0.0001 par value, 8,000,000 shares authorized; 6,897,869 and 6,715,721 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Liquidation preference of $34.5 million and $33.6 million as of March 31, 2026 and December 31, 2025, respectively)	1	1
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 48,324,742 and 48,155,017 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	4	4
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 47,917,470 and 47,917,820 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	6	6
Additional paid-in capital	56,462	55,767
Accumulated deficit	(41,624)	(44,239)
Accumulated other comprehensive income (loss)	66	387
Total equity attributable to common stockholders	14,915	11,926
Non-controlling interest	14,779	11,895
Total equity	29,694	23,821
Total liabilities and equity	$62,359	$66,702

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended
	March 31, 2026	March 31, 2025
Revenue:
Services ($1,940 and $1,623 related party for the three months ended March 31, 2026 and 2025, respectively)	$3,674	$1,708
Product sales	1,702	—
Total revenue	5,376	1,708
Operating expenses:
Project design and build expense	945	106
Cost of product sales	1,129	—
Selling, general and administrative expense ($31 and $25 related party for the three months ended March 31, 2026 and 2025, respectively)	7,736	6,298
Transaction expense (credit)	(11,057)	1,521
Research and development expense ($0 and $118 related party for the three months ended March 31, 2026 and 2025, respectively)	—	118
Depreciation and amortization expense	134	4
Total operating expenses	(1,113)	8,047
Income (loss) from operations	6,489	(6,339)
Share of gain (loss) from equity method investments	(216)	(4,063)
Interest expense ($(149) and $(569) related party for the three months ended March 31, 2026 and 2025, respectively)	(174)	(1,332)
Interest income	6	3
Change in fair value of warrant liabilities	—	2,886
Foreign exchange transaction gain (loss)	16	752
Net income (loss) before taxes	$6,121	$(8,093)
Income tax (expense) benefit	—	1
Net income (loss)	$6,121	$(8,092)
Net income (loss) attributable to noncontrolling interest	3,049	(4,477)
Net income (loss) attributable to common stockholders	3,072	(3,615)

Net income (loss) per share
Net income (loss) per share, basic	0.05	(0.10)
Net income (loss) per share, diluted	0.05	(0.13)
Weighted average shares outstanding, basic	49,210,697	37,322,177
Weighted average shares outstanding, diluted	49,210,697	37,509,127

Other Comprehensive income (loss):
Net income (loss)	$6,121	$(8,092)
Foreign currency translation income (loss)	(640)	85
Total comprehensive income (loss)	$5,481	$(8,007)
Comprehensive income (loss) attributable to noncontrolling interest	2,730	(4,430)
Total comprehensive income (loss) attributable to common stockholders	$2,751	$(3,577)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income (loss)	$6,121	$(8,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	134	4
Foreign exchange transaction gain (loss)	(27)	(752)
Share of gain (loss) from equity method investments	216	4,063
Change in fair value of warrants	—	(2,886)
Share based compensation expense	720	531
Distribution from equity method investment PDP	1,720	—
Changes in assets and liabilities:
Accounts receivable ($(714) and $(1,088) related party for the three months ended March 31, 2026 and 2025, respectively)	(1,745)	1,098
Contract assets	1,728	(86)
Deferred transaction costs	—	588
Other current assets	(537)	172
Other non-current assets	88	13
Accounts payable ($(98) and $488 related party for the three months ended March 31, 2026 and 2025, respectively)	(838)	(30)
Accrued expenses and other current liabilities ($(273) and $76 related party for the three months ended March 31, 2026 and 2025, respectively)	(10,469)	6,322
Contract liabilities	77	—
Operating lease assets and liabilities	60	—
Net cash provided by (used in) operating activities	(2,752)	945
Cash flows from investing activities
Purchase of property and equipment	(12)	(92)
Proceeds from sale of equipment	—	2
Short-term advances to affiliate - related party	(70)	—
Issuance of short-term loan	(200)	—
Distribution from equity method investment Karnival	1,490	—
Net cash provided by (used) in investing activities	1,208	(90)
Cash flows from financing activities
Repayment of debt ($(650) and $0 related party for the three months ended March 31, 2026 and 2025, respectively)	(1,149)	(393)
Proceeds from related party credit facilities	3,475	1,248
Repayment of related party credit facilities	(1,150)	(1,257)
Proceeds from RSUs issued to affiliates	348	198
Settlement of RSUs	(675)	(397)
Net cash provided by (used in) financing activities	849	(601)
Net increase (decrease) in cash and cash equivalents	(695)	254
Foreign exchange impact on cash	3	29
Cash and cash equivalents at beginning of year	1,868	825
Cash and cash equivalents at end of period	$1,176	$1,108
Supplemental disclosures:
Cash paid for interest	$452	$424
Non-cash activities:
Conversion of Class B Common Stock to Class A Common Stock	(38)	18
Reclassification of warrants to equity	—	1,825

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Non-controlling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	Interest	(deficit)
December 31, 2024	—	—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	—	—	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity			—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	—	—	118,832	—	—	—	148	—	—	148	184	332
Net income (loss)	—	—	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	38	—	38	47	85
March 31, 2025	—	$—	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	Interest	equity
December 31, 2025	6,715,721	1	48,155,017	$4	47,917,820	$6	$55,767	$387	$(44,239)	$11,926	$11,895	$23,821
Conversion of Class B common stock to Class A common stock	—	—	350	—	(350)	—	41	—	—	41	(41)	—
Preferred stock dividend	182,148	—	—	—	—	—	457	—	(457)	—	—	—
RSU issuances	—	—	169,375	—	—	—	197	—	—	197	195	392
Net income (loss)	—	—	—	—	—	—	—	—	3,072	3,072	3,049	6,121
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(321)	—	(321)	(319)	(640)
March 31, 2026	6,897,869	$1	48,324,742	$4	47,917,470	$6	$56,462	$66	$(41,624)	$14,915	$14,779	$29,694

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

The Company recognized a transaction credit of $11.1 million for the three months ended March 31, 2026 for the reversal of accrued transaction expenses related to the Business Combination. See "Note 7 – Commitments and contingencies" for additional discussion. The remaining transaction costs of $5.1 million are not yet settled as of March 31, 2026. Negotiations regarding the terms of the remaining costs yet to be settled are still ongoing and may change materially from the amounts accrued.

Nature of operations

The Company is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, intellectual property (“IP”), and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five operating segments as of March 31, 2026. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB-Other, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

The unaudited condensed consolidated financial statements and notes are presented in accordance with the accrual basis of accounting in accordance with U.S. GAAP, with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026.

Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

Principles of consolidation

The non-controlling interest represents the membership interest in Falcon’s Opco held by holders other than the Company.

The results of operations attributable to the non-controlling interest are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss), and the non-controlling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities, and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

Liquidity

The Company has continued to invest in initiatives focused primarily on expanding its Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. These activities have contributed to continued operating losses and negative cash flows from operations. Accordingly, the Company performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements under Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The Company’s development plans and associated working capital needs have been funded by a combination of debt and equity investments from its stockholders and the sale of non-core assets. The Company expects to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support its ongoing growth strategy and working capital requirements. As of March 31, 2026, the Company has a working capital deficiency of $12.9 million, including short-term debt obligations of $9.3 million. The Company is actively evaluating refinancing and other alternatives with respect to these obligations.

Management’s assessment of the Company’s ability to meet its obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of its operating plan and certain financing and capital initiatives. While management believes these assumptions are reasonable, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions, together with the Company’s ongoing capital needs to support its growth initiatives and working capital requirements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to take active steps to strengthen its capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives. While management believes these actions may enhance the Company’s financial flexibility, they do not change the conclusion that substantial doubt exists about the Company’s ability to continue as a going concern. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. Changes to expected credit losses during the period are included in Credit loss expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses. There was no allowance for credit losses as of both March 31, 2026 and December 31, 2025.

The Company had two customers with revenue greater than 10% of total revenue for the three months ended March 31, 2026. FBG had revenue from FCG of $1.9 million (36% of total revenue) and $1.6 million (95% of total revenue) for the three months ended March 31, 2026 and 2025, respectively. Accounts receivable balances from FCG totaled $3.1 million (57% of total accounts receivable) and $2.4 million (64% of total accounts receivable) as of March 31, 2026 and December 31, 2025, respectively. Revenue from the second customer totaled $2.8 million (52% of total revenue) and $0 for the three months ended March 31, 2026 and 2025, respectively. Accounts receivable balances from the second customer totaled $1.4 million (26% of total accounts receivable) and $0.8 million (22% of total accounts receivable) as of March 31, 2026 and December 31, 2025, respectively.

Reclassifications

Certain prior year amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2026.

Recently issued accounting standards

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. The Company adopted this ASU as of March 31, 2026 and elected to apply the practical expedient. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2026, the FASB issued ASU 2026‑01, "Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock." The amendments in this update standardize the initial measurement of paid‑in‑kind dividends on equity‑classified preferred stock and require such dividends to be initially measured based on the paid‑in‑kind dividend rate specified in the applicable preferred stock agreement. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU on a prospective basis as of January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently issued accounting standards not yet adopted as of March 31, 2026

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)". The amendments in this ASU require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Prospective application is required, but retrospective application may be applied. The Company is evaluating the impact of this ASU.

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

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." The amendments in this ASU facilitate updates for a broad range of topics arising from technical corrections, unintended application of U.S. GAAP, clarifications, and other minor improvements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU.

3.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended
	March 31, 2026	March 31, 2025
Revenue transferred over time:
Shared services	$1,936	$1,622
Attraction services	1,738	86
	3,674	1,708
Revenue transferred at a point in time:
Product sales	1,702	—
	$5,376	$1,708

Accounts receivable consisted of:

	As of
	March 31, 2026	December 31, 2025
Related party	$3,247	$2,533
Third party	2,209	1,181
	$5,456	$3,714

Geographic information

Revenues based on the geographic location of the Company’s customer contracts consisted of:

	Three months ended
	March 31, 2026	March 31, 2025
USA	$4,203	$1,708
Asia	1,015	—
United Arab Emirates	116	—
Europe	42	—
	$5,376	$1,708

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

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a hotel located at Tenerife in the Canary Islands until the sale on May 30, 2025. In March 2026, the Company received a partial distribution from PDP of $1.7 million related to performance from the Mallorca property.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The Company has concluded that Karnival is a VIE, because the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. In October 2025, the Company and its joint venture partners agreed to terminate this project and windup the joint venture due to protracted delays in the underlying location development schedule. In March 2026, the Company received a partial distribution from Karnival in the amount of $1.5 million. Subsequent to March 31, 2026, the Company received a second partial distribution from Karnival in the amount of $1.9 million.

Investments and advances to equity method investments consisted of:

	As of
	March 31, 2026	December 31, 2025
FCG	$18,026	$17,844
PDP	25,836	28,648
Karnival	2,759	4,225
	$46,621	$50,717

Share of income (loss) from equity method investments consisted of:

	Three months ended
	March 31, 2026	March 31, 2025
FCG	$182	$(4,571)
PDP	(422)	474
Karnival	24	34
	$(216)	$(4,063)

Share of income (loss) from FCG consisted of:

	Three months ended
	March 31, 2026	March 31, 2025
Share of FCG net income (loss) (excluding gain on sale of land)	$211	$(2,977)
Share of FCG net income (loss) from gain on sale of land	1,623	—
Preferred unit dividend accretion	(826)	(768)
Basis difference amortization	(826)	(826)
	$182	$(4,571)

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	March 31, 2026			December 31, 2025
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets	$37,568	$20,293	$12,528	$33,807	$25,280	$14,081
Non-current assets	23,178	49,709	2,765	23,824	51,111	2,785
Current liabilities	18,882	4,004	13,894	17,094	4,006	15,506
Non-current liabilities	5,744	4,093	—	6,252	4,614	—

The Company has certain related parties in common with its joint ventures, however, not all related parties of its joint ventures are related parties of the Company. Related party balances of FCG and PDP consisted of:

	As of
	March 31, 2026		December 31, 2025
	FCG	PDP	FCG	PDP
Assets	$31,372	$9	$24,509	$131
Liabilities	4,841	585	4,337	617

Assets comprise primarily of accounts receivable, contract assets and other current assets. Liabilities comprise primarily of accounts payable and accrued expenses and other current liabilities and contract liabilities.

Statements of operations for the Company’s equity method investments consisted of:

	Three months ended
	March 31, 2026			March 31, 2025
	FCG	PDP	Karnival	FCG	PDP	Karnival
Total revenues	$13,025	$9	$—	$6,271	$7,222	$—
Income (loss) from operations	2,016	(1,223)	—	(2,824)	1,589	—
Net income (loss) (excluding gain on sale of land)	211	(846)	49	(2,977)	948	68
Gain on sale of land	1,623	—	—	—	—	—

Related party activity for FCG and PDP consisted of:

	Three months ended
	March 31, 2026		March 31, 2025
	FCG	PDP	FCG	PDP
Total revenues	$7,452	$6	$6,064	$9
Total expenses	2,287	140	1,820	1,003

5.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2026	December 31, 2025
Transaction and professional fees	$4,384	$14,472
Accrued payroll and related expenses	1,155	801
Accrued interest	228	501
Product sales related	29	223
Other	161	432
	$5,957	$16,429

6.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	March 31, 2026		December 31, 2025
	Amount	Interest Rate	Amount	Interest Rate
$5.5 million revolving credit arrangement – related party	$3,874	6.75%	$5,024	7.18%
$15 million revolving credit arrangement – related party	3,475	6.75%	—	—%
$0.9 million term loan – related party	636	11.75%	636	11.75%
€7 million term loan	1,733	4.21%	2,172	4.38%
€1.5 million term loan	37	1.70%	151	1.70%
Deferred Loan Settlement - Note 7	6,887	—%	6,887	—%
$0.5 million demand note – related party	—	—%	500	4.60%
$0.25 million demand note – related party	100	4.60%	250	4.60%
	16,742		15,620
Less: Current portion of long-term debt and short-term debt	(9,258)		(3,155)
	$7,484		$12,465

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the €7 million term loan, $5.5 million revolving credit arrangement, $15 million revolving credit arrangement and Deferred Loan Settlement as of March 31, 2026 was $1.6 million, $2.6 million, $2.6 million and $5.9 million, respectively. The estimated fair value of the €7 million term loan, $5.5 million revolving credit arrangement and Deferred Loan Settlement as of December 31, 2025 was $2.0 million, $3.3 million and $5.9 million, respectively.

As of March 31, 2026, the remaining commitment available under the Company’s related party revolving credit arrangements was as follows:

Available Capacity
$5.5 million revolving credit arrangement (due September 30, 2034)	$1,626
$15 million revolving credit arrangement (due September 30, 2030)	11,525
$13,151

$5.5 million revolving credit arrangement

The Company has a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $5.5 million. The arrangement matures on September 30, 2034 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

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

€1.5 million term loan

In April 2020, the Company entered into a six-year €1.5 million Institute of Official Credit (ICO) term loan with a Spanish bank, with a fixed interest rate of 1.70% and maturity date in April 2026. The loan was interest only for the first twelve months, thereafter principal and interest are payable monthly in arrears. The outstanding principal and interest was paid off in full subsequent to March 31, 2026 upon maturity of the loan.

€7 million term loan

In March 2019, the Company entered into an eight-year €7 million term loan with a Spanish bank, with a variable interest rate at six-month Euribor plus 2.00%. The loan was interest only for the first eighteen months, thereafter principal and interest are payable monthly in arrears. The loan is collateralized by the Company’s investment in PDP and matures in April 2027.

$0.9 million term loan

Falcon's Opco has a one-year $0.9 million term loan with Katmandu Ventures, LLC (“Katmandu Ventures”). The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of March 31, 2026, the Company has accrued interest in interest expense included in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company is in negotiations to amend the loan.

$0.5 million demand note

In December 2025, the Company entered into a demand note with Katmandu Ventures for $0.5 million. The arrangement was due on demand. The outstanding principal and interest was paid off in full in February 2026.

$0.25 million demand note

In December 2025, the Company entered into a demand note with Cecil and Marty Magpuri for $0.25 million. The arrangement is due on demand and has a fixed interest rate of 4.6%. The outstanding principal and interest was paid off in full subsequent to March 31, 2026.

7.
Commitments and contingencies

Litigation

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss in accordance with ASC 450, Contingencies ("ASC 450"). As previously disclosed, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability. The Company filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable rescission. On March 31, 2026, the Supreme Court of the State of New York (the “Court”) heard oral arguments on each party’s motions for summary judgment. The Court denied the Company’s motion and granted Guggenheim’s motion in part; however, the Court allowed certain of the Company’s counterclaims to proceed. The Court denied Guggenheim’s motion for summary judgment on its claims and ordered that the matter would proceed to trial. The parties filed cross notices of appeal. In light of the order from the Court for the motions for summary judgment, management reevaluated its prior conclusion regarding the likelihood of loss associated with the Guggenheim matter. Based on the current procedural posture, including the Court’s findings and the viability of the Company’s counterclaims, management no longer believes that a loss related to Guggenheim’s claims is probable. Rather, the Company has concluded that the risk of loss is reasonably possible. Accordingly, during the three months ended March 31, 2026, the Company reversed the previously recorded accrual of $11.1 million associated with the alleged amended engagement agreement with Guggenheim. The reversal reflects management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accrual has been recorded as of March 31, 2026. Although the Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, the ultimate outcome of this matter remains uncertain. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

On July 29, 2025, the Company received a Summons to answer a Motion for Summary Judgment in Lieu of Complaint filed in the Supreme Court of the State of New York, New York County (the "Motion”) from FAST Sponsor II LLC (“FAST”) in which FAST alleges that the Company owed FAST payment for principal, interest, and penalties of $9.1 million for two separate loans relating to the Company’s deSPAC transaction that closed in October, 2023. On September 29, 2025, the Company opposed the Motion, and FAST filed its reply in support of the Motion on October 9, 2025. The Company and FAST entered into a Confidential Settlement Agreement and Release, dated as of November 26, 2025 pursuant to which the Company paid an upfront settlement payment of $2.5 million on December 1, 2025, and agreed to pay FAST a deferred settlement payment of $7.0 million on or before January 31, 2027 (the “Deferred Loan Settlement”). On February 20, 2026, the parties filed a Stipulation of Discontinuance and Order with the Supreme Court of the State of New York, New York County and on February 28, 2026, the action was discontinued without prejudice pursuant to the parties’ stipulation.

Indemnification

In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of March 31, 2026, and December 31, 2025, there were no known events or circumstances that have resulted in a material indemnification liability.

Commitments

The Company has a commitment with KIDS Licensing LLC (“KIDS”) to develop venues themed with KIDS’s licensed trademarks and intellectual property. The Company is required to pay a minimum royalty fee of $0.1 million per year through 2032.

8.
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

As of both March 31, 2026 and December 31, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

9.
Net income (loss) per share

The weighted average shares of common stock outstanding used to determine the Company’s net income (loss) per share reflects the following:

	Three months ended
(amounts in thousands, except number of shares and amount per share)	March 31, 2026	March 31, 2025
Numerator:
Net income (loss)	$6,121	$(8,092)
Net income (loss) attributable to noncontrolling interests	2,404	(4,415)
Series B Preferred Stock dividends	(911)	—
Income allocated to participating Series B Preferred Stock	(337)	—

Net income (loss) available to Class A common stockholders	2,469	(3,677)
Adjustment for dilutive warrants	—	(1,325)
Dilutive net income (loss) attributable to Class A common stockholders	$2,469	$(5,002)
Denominator:
Weighted average Class A common stock outstanding - basic	49,210,697	37,322,177
Adjustment for dilutive warrants	—	186,950
Weighted average Class A common stock outstanding – diluted	49,210,697	37,509,127

Net income (loss) per Class A common share - basic:	0.05	(0.10)
Net income (loss) per Class A common share – diluted:	0.05	(0.13)

The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended
	March 31, 2026	March 31, 2025
Class A earnout shares	625,000	1,000,000
Class B earnout shares	24,375,000	39,000,000
RSUs	796,038	1,115,929
Class A shares subject to forfeiture under the deferred settlement agreement	360,000	—

375,000 of the unvested Class A earnout shares are subject to forfeiture under the deferred settlement agreement.

10.
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

Restricted Stock Units
Nonvested at January 1, 2026	688,250
Granted	188,494
Forfeited	(500)
Vested	(80,206)
Nonvested shares outstanding at March 31, 2026	796,038

The RSUs under the Plan generally vest within one to five years following the date of grant.

Certain RSUs granted under the Plan on January 28, 2026 vest as follows: (1) 32.5% on the grant date; (2) 20% on November 1, 2026; (3) 22.5% on November 1, 2027; and (4) 25% on November 1, 2028. All other RSUs granted under the Plan on January 28, 2026 vest on the first anniversary of the grant date.

The Company recognized stock-based compensation expense of $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, which is included within Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.3 million and $0.2 million compensation cost for RSUs granted to FCG employees for the three months ended March 31, 2026 and 2025, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2026 and December 31, 2025, stock-based compensation expense not yet recognized relating to nonvested awards was $6.0 million and $5.8 million, respectively, of which $2.1 million and $2.3 million relates to compensation cost for RSUs granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

11.
Income taxes

The tax provisions for the three months ended March 31, 2026, and 2025 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for both the three months ended March 31, 2026 and 2025. The Company paid no income taxes for both the three months ended March 31, 2026 and 2025.

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

13.
Segment information

The Company has five reportable operating segments, FCG, Destinations Operations, PDP, Falcon's Attractions and FBB-Other. The Company’s Chief Operating Decision Makers ("CODM") is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segment's income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM considers segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, cost of product sales, selling, general and administrative expenses, research and development expenses, and the share of gain (loss) from equity method investments excluding impairments. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment income (loss) from operations and the Company’s unaudited condensed consolidated financial statement results.

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

Falcon's Attractions designs, engineers, manufactures, and sells proprietary and customized ride systems, attraction hardware, and related technologies for theme parks, location‑based entertainment venues, and destination developments worldwide. FBB-Other is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended March 31, 2026
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$13,025	$—	$—	$1,738	$—	$14,763
Product sales	—	—	—	1,702	—	1,702
Total revenue	13,025	—	—	3,440	—	16,465

Reconciliation of revenue
Revenue corporate unallocated						1,936
Revenue FCG						(13,025)
Total consolidated revenue						5,376

Project design and build expense	(8,626)	—	—	(944)	(1)
Cost of product sales	—	—	—	(1,129)	—
Selling, general and administrative	(3,649)	(267)	—	(2,529)	(161)
Share of gain (loss) from equity method investments	—	25	(423)	—	—
Segment income (loss) from operations	$750	$(242)	$(423)	$(1,162)	$(162)	$(1,239)

	Three months ended March 31, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$6,271	$—	$—	$86	$—	$6,357
Product sales	—	—	—	—	—	—
Total revenue	6,271	—	—	86	—	6,357

Reconciliation of revenue
Revenue corporate unallocated						1,622
Revenue FCG						(6,271)
Total consolidated revenue						1,708

Project design and build expense	(5,395)	(15)	—	(91)	—
Selling, general and administrative	(3,368)	(281)	—	(1,254)	(153)
Research and development expense	—	(118)	—	—	—
Share of gain (loss) from equity method investments	—	34	474	—	—
Segment income (loss) from operations	$(2,492)	$(380)	$474	$(1,259)	$(153)	$(3,810)

A reconciliation of segment income (loss) from operations to net income (loss) before taxes is as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Segment income (loss) from operations	$(1,239)	$(3,810)
Unallocated corporate overhead	(2,843)	(2,988)
Elimination FCG segment income (loss) from operations	(750)	2,492
Share of income (loss) from FCG	182	(4,571)
Transaction (expense) credit	11,057	(1,521)
Depreciation and amortization expense	(134)	(4)
Interest expense	(174)	(1,332)
Interest income	6	3
Change in fair value of warrant liabilities	—	2,886
Foreign exchange transaction gain (loss)	16	752
Net income (loss) before taxes	$6,121	$(8,093)

Identifiable assets and capital expenditures are comprised of:

	Total Assets		Capital Expenditures
	As of		Three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
FCG	$18,026	$17,844	$51	$69
Destinations Operations	3,218	4,610	—	—
PDP	25,836	28,648	—	—
Falcon's Attractions	9,645	10,328	12	89
FBB-Other	126	46	—	—
Unallocated corporate assets and intersegment eliminations	5,508	5,226	(51)	(66)
	$62,359	$66,702	$12	$92

14.
Related party transactions

Accounts Receivable

The Company has a receivable from PDP for $0.2 million as of both March 31, 2026 and December 31, 2025.

Other current assets

The Company has a short-term advance to fund working capital to FCG for $1.1 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.

Related party debt

The Company has various long-term debt instruments with Infinite Acquisitions. These loans had $0 and $0.3 million accrued interest as of March 31, 2026 and December 31, 2025, respectively.

Loans with Katmandu Ventures, LLC had accrued interest of $0.2 million as of both March 31, 2026 and December 31, 2025.

A loan with Cecil and Marty Magpuri had accrued interest of less than $0.1 million as of both March 31, 2026 and December 31, 2025.

During 2026, the Company entered into multiple non-interest bearing short-term working capital loans with Cecil Magpuri for $0.5 million. The loans were repaid in full by March 31, 2026.

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

Intercompany Services Agreement between FCG and the Company

There were accounts receivable balances of $2.0 million and $1.6 million outstanding as of March 31, 2026 and December 31, 2025, respectively, related to the Intercompany Services Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG. The Company recognized $1.9 million and $1.6 million revenue related to services provided to FCG for the three months ended March 31, 2026 and 2025, respectively.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.1 million related to these services as of both March 31, 2026, and December 31, 2025. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $1.0 million and $0.6 million in accounts receivable from FCG related to reimbursable costs as of March 31, 2026 and December 31, 2025, respectively.

Equity method investment financing

Scott Demerau, the Executive Chairman and his wife are investors of the lender that provided $2.75 million financing to a third party buyer of land sold by FCG in February 2026.

15.
Subsequent events

The Company has evaluated subsequent events through May 14, 2026 and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements except for the following:

The Company repaid $0.7 million and drew $0.9 million pursuant to the $5.5 million and the $15.0 million revolving credit arrangements with Infinite Acquisitions, respectively.

On May 11, 2026, the Company entered into two Master Products and Services Agreements (the “VAI Agreements”) with VAI Amusement Park, LLC. Pursuant to the VAI Agreements, Falcon’s Attractions and its affiliates will provide the design, engineering, fabrication and installation of two separate dark ride vehicle systems. Each agreement is valued at approximately $9 million, with an aggregate value of approximately $18 million across both agreements. The VAI Agreements include milestone-based payment terms tied to the progress of these services, which are expected to occur over the respective project execution periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to supplement our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2026, and 2025, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding our unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

We are a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, IP, and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within our operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five operating segments. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB-Other, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L. ("PDP"), a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

The following reflects our results of operations for the three months ended March 31, 2026 and 2025.

Liquidity and Going Concern

We have continued to invest in initiatives focused primarily on expanding its Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. These activities have contributed to continued operating losses and negative cash flows from operations. Accordingly, we performed an evaluation of its ability to continue as a going concern through at least twelve months from the date of the issuance of these interim unaudited condensed consolidated financial statements.

Our development plans and associated working capital needs have been funded by a combination of debt and equity investments from its stockholders and the sale of non-core assets. We expect to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support its ongoing growth strategy and working capital requirements. As of March 31, 2026, we have a working capital deficiency of $12.9 million, including short-term debt obligations of $9.3 million. We are actively evaluating refinancing and other alternatives with respect to these obligations.

We assess our ability to meet obligations over the next twelve months based on current liquidity, assuming continued execution of our operating plan and financing and capital initiatives. While we believe these assumptions are reasonable, we have incurred recurring operating losses and negative cash flows from operations. These conditions, together with our ongoing capital needs to support its growth initiatives and working capital requirements, raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen its capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives. While management believes these actions may enhance our financial flexibility, they do not change the conclusion that substantial doubt exists about our ability to continue as a going concern. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented. The following table summarizes our results of operations for the following periods:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Revenue	$5,376	$1,708	$3,668
Expenses:
Project design and build expense	945	106	839
Cost of product sales	1,129	—	1,129
Selling, general and administrative expense	7,736	6,298	1,438
Transaction expense (credit)	(11,057)	1,521	(12,578)
Research and development	—	118	(118)
Depreciation and amortization expense	134	4	130
Income (loss) from operations	6,489	(6,339)	12,828
Share of gain (loss) from equity method investments	(216)	(4,063)	3,847
Interest expense	(174)	(1,332)	1,158
Interest income	6	3	3
Change in fair value of warrant liabilities	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	16	752	(736)
Net income (loss) before taxes	$6,121	$(8,093)	$14,214
Income tax (expense) benefit	—	1	(1)
Net income (loss)	$6,121	$(8,092)	$14,213

Revenue

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Revenue transferred over time:
Shared services	$1,936	$1,622	$314
Attraction services	1,738	86	1,652
	$3,674	$1,708	$1,966
Revenue transferred at a point in time:
Product sales	1,702	—	1,702
	$5,376	$1,708	$3,668

Revenue increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by new attractions contracts.

Project design and build expense

Project design and build expense increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by new attractions service contracts.

Cost of product sales

Cost of product sales increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by new attractions product sales.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by an increase in payroll, payroll taxes, and benefits, professional fees, occupancy costs and marketing to support the continued expansion of the attraction services business.

Transaction expense (credit)

We recognized a transaction credit of $11.1 million for the three months ended March 31, 2026 for the reversal of accrued transaction expenses related to the Business Combination. See "Note 7 – Commitments and contingencies" in our unaudited condensed consolidated financial statements for additional discussion. We incurred $1.5 million of transaction expense for the three months ended March 31, 2025 related to a proposed underwritten offering of our Class A common stock that was not completed.

Research and development expense

We incurred $0.1 million of research and development expense for the three months ended March 31, 2025 related to the development of a location based entertainment experience which was subsequently terminated in 2025 with no impact to the statement of operations for the corresponding period.

Depreciation and amortization expense

Depreciation and amortization expense increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by the May 2025 acquisition of Oceaneering Engineering Services ("OES").

Share of gain (loss) from equity method investments

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Share of PDP net gain (loss)	$(423)	$474	$(897)
Share of Karnival net gain (loss)	25	34	(9)
Share of FCG net gain (loss)	182	(4,571)	4,753
	$(216)	$(4,063)	$3,847

Share of loss from equity method investments increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:

•
PDP: Share of net loss from PDP increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by the sale of the Sol Tenerife Hotel in the second quarter of 2025. Following the prior-year sale of the Sol Tenerife Hotel, which operated year-round and generated peak occupancy during the winter season, current-period results reflect the loss of its full-year contribution and the seasonal nature of the remaining property, which was closed for most of the first quarter. Accordingly, current-period results reflect expected seasonal fluctuations.
•
Karnival: Share of net gain from Karnival decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by joint venture partner cash distributions and decrease in interest rates.
•
FCG: We recognize 100% of net gain (loss), 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. See "Segment Reporting" below for further details.

Interest expense

Interest expense decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by decreases in both short and long-term debt resulting from principal payments made during the period and exchange of debt and accrued interest for shares of Series B Preferred Stock in the third quarter of 2025.

Change in fair value of warrant liability

As of March 31, 2025, all warrant liabilities were reclassified to equity and do not require subsequent fair value measurement. See Note 8 – Stock warrants in our unaudited condensed consolidated financial statements.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain decreased for the three months ended March 31, 2026, compared to the same period in 2025. The change is primarily attributable to the decrease of the U.S. denominated related party debt with a Spanish subsidiary.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Revenues:
FCG	$13,025	$6,271	$6,754
Falcon's Attractions	3,440	86	3,354
FCG deconsolidation	(13,025)	(6,271)	(6,754)
Unallocated corporate revenue	1,936	1,622	314
Total revenue	5,376	1,708	3,668
Segment income (loss) from operations:
FCG	750	(2,492)	3,242
Destinations Operations	(242)	(380)	138
PDP	(423)	474	(897)
Falcon's Attractions	(1,162)	(1,259)	97
FBB-Other	(162)	(153)	(9)
Total segment income (loss) from operations	(1,239)	(3,810)	2,571
Unallocated corporate overhead	(2,843)	(2,988)	145
Elimination FCG segment income (loss) from operations	(750)	2,492	(3,242)
Share of income (loss) from FCG	182	(4,571)	4,753
Transaction (expense) credit	11,057	(1,521)	12,578
Depreciation and amortization expense	(134)	(4)	(130)
Interest expense	(174)	(1,332)	1,158
Interest income	6	3	3
Change in fair value of warrant liabilities	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	16	752	(736)
Net income (loss) before taxes	$6,121	$(8,093)	$14,214
Income tax (expense) benefit	—	1	(1)
Net income (loss)	$6,121	$(8,092)	$14,213

•
FCG segment income increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of an increase in margins on certain current long-term contracts and gain on sale of land. FCG's net income (loss) was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Share of FCG net income (loss), before adjustments	$211	$(2,977)	$3,188
Share of FCG net income (loss) from gain on sale of land	1,623	—	1,623
Preferred unit dividend accretion	(826)	(768)	(58)
Basis difference amortization	(826)	(826)	—
	$182	$(4,571)	$4,753

FCG revenues increased for the three months ended March 31, 2026, compared to the same period in 2025, as a result of the timing of certain contract performance obligations. As of March 31, 2026, the contracted pipeline for FCG was $29.2 million.

FCG project design and build expense increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by an increase in project revenues.

•
Destinations Operations segment loss from operations decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by decreased shared services allocations.
•
PDP's share of segment loss increased for the three months ended March 31, 2026, compared to the same period in 2025, as a result of the sale of the resort hotel at Tenerife.
•
Falcon's Attractions segment loss for the three months ended March 31, 2026, compared to the same period in 2025, remained consistent as a result of investment in the scaling of the segment's operations. Falcon's Attractions revenues, project design and build expense and cost of product sales increased for the three months ended March 31, 2026, compared to the same period in 2025, as a result of acquisition of OES in May 2025.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (loss) from reportable segments and our unaudited condensed consolidated financial results. For more information about our Segment Reporting, see Note 13 – Segment information in our unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding Adjusted EBITDA which is a non-GAAP measure. We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax (expense) benefit, depreciation and amortization, transaction expense (credit) related to the Business Combination and change in fair value of warrant liabilities.

We believe that Adjusted EBITDA is useful to investors as it eliminates the non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in any business combination and improves comparability by eliminating the interest expense associated with our debt facilities and eliminating the change in fair value of warrant liabilities, which may not be comparable with other companies based on our structure.

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

The presentation of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

The following table sets forth reconciliations of net income (loss) under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Net income (loss)	$6,121	$(8,092)	$14,213
Interest expense	174	1,332	(1,158)
Interest income	(6)	(3)	(3)
Income tax expense (benefit)	—	(1)	1
Depreciation and amortization expense	134	4	130
EBITDA	6,423	(6,760)	13,183
Transaction expense (credit)	(11,057)	1,521	(12,578)
Change in fair value of warrant liabilities	—	(2,886)	2,886
Adjusted EBITDA	$(4,634)	$(8,125)	$3,491

FCG prepares standalone consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with U.S. GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before net interest and expense, income tax expense, depreciation and amortization and gain on sale of land.

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

The following table sets forth reconciliations of net income (loss) for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Net income (loss)	$1,834	$(2,977)	$4,811
Interest expense	145	160	(15)
Interest income	(12)	(2)	(10)
Income tax expense (benefit)	1	11	(10)
Depreciation and amortization expense	356	332	24
EBITDA	2,324	(2,476)	4,800
Gain on sale of land	(1,623)	—	(1,623)
Adjusted EBITDA	$701	$(2,476)	$3,177

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

As of March 31, 2026, our total indebtedness was approximately $16.7 million. We had approximately $1.2 million of cash and $13.2 million available for borrowing under our lines of credit.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, along with distributions from equity method investees, additional debt and equity capital raises, and our portfolio of assets can provide additional liquidity over the next twelve months to meet our short-term needs. Management’s assessment of our ability to meet its obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of its operating plan and certain financing and capital initiatives. While management believes these assumptions are reasonable, we have incurred recurring operating losses and negative cash flows from operations. These conditions, together with our ongoing capital needs to support its growth initiatives and working capital requirements, raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen its capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives. While management believes these actions may enhance our financial flexibility, they do not change the conclusion that substantial doubt exists about our ability to continue as a going concern.

As of March 31, 2026, we have a working capital deficiency of $12.9 million, including short-term debt obligations of $9.3 million. We are actively evaluating refinancing and other alternatives with respect to these obligations.

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

Contractual and Other Obligations

Tax Receivable Agreement

In connection with the Closing of the Business Combination, we entered into the Tax Receivable Agreement with Falcon’s Opco, the TRA holder representative, certain members of Falcon’s Opco (the “TRA Holders”) and other persons from time-to-time party thereto. Pursuant to the Tax Receivable Agreement, among other things, we are required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of new Falcon’s Opco units for Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, our obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement. On October 24, 2024, we and Exchange TRA Holders entered into an Amendment to the Tax Receivable Agreement to clarify the rights of a TRA Holder that transfers units but does not assign the transferee its rights under the TRA Agreement with respect to such transferred units.

Transaction costs

Transaction costs related to the Business Combination of $5.1 million are not yet settled as of March 31, 2026 and we are actively negotiating to settle them over the next 24 months. These transaction costs are recorded in accrued expenses. Negotiations regarding the terms of the costs yet to be settled are still ongoing and may change materially from these amounts accrued.

As previously disclosed in our Annual Report, on March 27, 2024, a lawsuit was filed against us by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that we owe certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). We have denied all liability. We filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable rescission. On March 31, 2026, the Supreme Court of the State of New York (the “Court”) heard oral arguments on each party’s motions for summary judgment. The Court denied our motion and granted Guggenheim’s motion in part; however, the Court allowed certain of our counterclaims to proceed. The Court denied Guggenheim’s motion for summary judgment on its claims and ordered that the matter would proceed to trial. The parties filed cross notices of appeal. In light of the order from the Court for the motions for summary judgment, management reevaluated its prior conclusion regarding the likelihood of loss associated with the Guggenheim matter. Based on the current procedural posture, including the Court’s findings and the viability of our counterclaims, management no longer believes that a loss related to Guggenheim’s claims is probable. Rather, we have concluded that the risk of loss is reasonably possible. Accordingly, during the three months ended March 31, 2026, we reversed the previously recorded accrual of $11.1 million associated with the alleged amended engagement agreement with Guggenheim. See "Note 7 – Commitments and contingencies" in our unaudited condensed consolidated financial statements for further discussion.

Related Party Loans

We have two financing agreements with Infinite Acquisitions with a total outstanding balance of $7.3 million as of March 31, 2026.

We have a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $0.6 million as of March 31, 2026. The loan was due on May 16, 2025 and we are in negotiations to amend the loan.

We have a financing agreement with Cecil and Marty Magpuri with an outstanding balance of $0.1 million as of March 31, 2026.

See "Note 6 – Long-term debt and borrowing arrangements" and "Note 14 – Related party transactions" in our unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Three months ended
	March 31, 2026	March 31, 2025	Change $
Cash provided by (used in) operating activities	$(2,752)	$945	$(3,697)
Cash provided by (used in) investing activities	1,208	(90)	1,298
Cash provided by (used in) financing activities	849	(601)	1,450

Cash Flows from Operating Activities

Our cash flows used in operating activities increased for the three months ended March 31, 2026, compared to the same period in 2025, due to the continued investment in working capital for the growth of the Falcon's Attractions business, partially offset by a $1.7 million dividend distribution from PDP.

Cash Flows from Investing Activities

Net cash provided by investing activities increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily related to a $1.5 million dividend distribution from Karnival.

Cash Flows from Financing Activities

Net cash provided by financing activities increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily related to net proceeds of $1.2 million of debt.

Critical Accounting Estimates

Our critical accounting policies have not changed materially from those reported in our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in our internal control over financial reporting with respect to our Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of March 31, 2026.

Remediation Efforts

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses discussed above. Our detailed remediation plans, which are currently in process, include the following actions:

•
We have designed and implemented systems and controls to enable effective and timely review of period end close procedures and accounting review processes.
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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business.

As previously disclosed in the Company’s Annual Report, on March 27, 2024, a lawsuit was filed against the Company by Guggenheim Securities, LLC (“Guggenheim”) in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability. The Company filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable rescission. On March 31, 2026, the Supreme Court of the State of New York (the “Court”) heard oral arguments on each party’s motions for summary judgment. The Court denied the Company’s motion and granted Guggenheim’s motion in part; however, the Court allowed certain of the Company’s counterclaims to proceed. The Court denied Guggenheim’s motion for summary judgment on its claims and ordered that the matter would proceed to trial. The parties filed cross notices of appeal. In light of the order from the Court for the motions for summary judgment, management reevaluated its prior conclusion regarding the likelihood of loss associated with the Guggenheim matter. Based on the current procedural posture, including the Court’s findings and the viability of the Company’s counterclaims, management no longer believes that a loss related to Guggenheim’s claims is probable. Rather, the Company has concluded that the risk of loss is reasonably possible. Accordingly, during the three months ended March 31, 2026, the Company reversed the previously recorded accrual of $11.1 million associated with the alleged amended engagement agreement with Guggenheim. The reversal reflects management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accrual has been recorded as of March 31, 2026. Although the Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and contest the amounts Guggenheim asserts are owed, the ultimate outcome of this matter remains uncertain. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

FAST Sponsor II Settlement

On February 20, 2026, the parties filed a Stipulation of Discontinuance and Order with the Supreme Court of the State of New York, New York County and on February 28, 2026, the action was discontinued without prejudice pursuant to the parties’ stipulation. See “Note 7 – Commitments and contingencies – Litigation” for additional discussion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2026, the Company entered into two Master Products and Services Agreements (the “VAI Agreements”) with VAI Amusement Park, LLC. Pursuant to the VAI Agreements, Falcon’s Attractions and its affiliates will provide the design, engineering, fabrication and installation of two separate dark ride vehicle systems. Each agreement is valued at approximately $9 million, with an aggregate value of approximately $18 million across both agreements. The VAI Agreements include milestone-based payment terms tied to the progress of these services, which are expected to occur over the respective project execution periods.

10b5-1 Trading Arrangements.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

21.1*	List of Subsidiaries of Falcon's Beyond Global, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)