Form 10-Q
period 2026-06-30
Falcon's Beyond Global, Inc.
filed 2026-08-13
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41833

Falcon’s Beyond Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-0261853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1768 Park Center Drive
Orlando, FL	32835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 909-9350

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FBYD	The Nasdaq Stock Market LLC
Warrants exchangeable for 0.25 shares of Class A common stock on October 6, 2028	FBYDW	The Nasdaq Stock Market LLC
Series B Preferred Stock, par value $0.0001 per share	FBYDP	The Nasdaq Stock Market LLC

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

As of August 13, 2026, a total of 49,089,498 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 72,169,750 shares of the Registrant’s Class B common stock, par value $0.0001 per share, were issued and outstanding.

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
•
The Demerau family controls approximately 47% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
•
Cecil D. Magpuri, our Chief Executive Officer, controls approximately 23% of our voting power and is able to exert significant influence over the direction of our business.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of
	(UNAUDITED) June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents ($525 and $532 restricted cash, respectively)	$3,092	$1,868
Accounts receivable ($4,254 and $2,533 related party, respectively)	5,585	3,714
Contract assets	1,111	3,264
Other current assets ($5,332 and $983 related party, respectively)	6,313	1,525
Total current assets	16,101	10,371
Investments and advances to equity method investments	42,654	50,717
Operating lease right-of-use assets	2,854	3,188
Property and equipment, net	885	1,022
Intangible assets, net	949	1,063
Other non-current assets	204	341
Total assets	$63,647	$66,702
Liabilities and stockholders’ equity
Accounts payable ($149 and $215 related party, respectively)	$3,073	$8,453
Accrued expenses and other current liabilities ($348 and $501 related party, respectively)	6,222	16,429
Contract liabilities	5,832	19
Operating lease liability, current	503	460
Short-term debt ($636 and $1,386 related party, respectively)	636	1,386
Long-term debt, current	8,274	1,769
Total current liabilities	24,540	28,516
Operating lease liability, net of current portion	1,638	1,900
Long-term debt, net of current portion ($7,563 and $5,024 related party, respectively)	7,563	12,465
Total liabilities	33,741	42,881
Commitments and contingencies – Note 7
Stockholders’ equity
Series B preferred stock ($0.0001 par value, 8,000,000 shares authorized; 7,086,960 and 6,715,721 issued and outstanding, respectively; Liquidation preference of $35.4 million and $33.6 million, respectively)	1	1
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 48,464,498 and 48,155,017 issued and outstanding, respectively)	5	4
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 47,794,750 and 47,917,820 issued and outstanding, respectively)	5	6
Additional paid-in capital	57,324	55,767
Accumulated deficit	(42,259)	(44,239)
Accumulated other comprehensive income (loss)	(17)	387
Total equity attributable to common stockholders	15,059	11,926
Noncontrolling interest	14,847	11,895
Total equity	29,906	23,821
Total liabilities and equity	$63,647	$66,702

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Services ($2,124, $1,768, $4,064 and $3,391 related party, respectively)	$4,002	$2,392	$7,676	$4,100
Product sales	1,616	157	3,318	157
Total revenue	5,618	2,549	10,994	4,257
Operating expenses:
Project design and build expense ($264, $0, $264, $0 related party, respectively)	1,069	348	2,014	454
Cost of product sales	1,029	83	2,158	83
Selling, general and administrative expense ($43, $21, $75 and $45 related party, respectively)	7,652	6,644	15,388	12,940
Transaction credit	(4,000)	(3,299)	(15,057)	(1,778)
Research and development expense ($0, $57, $0 and $175 related party, respectively)	—	83	—	201
Depreciation and amortization expense	130	40	264	44
Total operating expenses	5,880	3,899	4,767	11,944
Income (loss) from operations	(262)	(1,350)	6,227	(7,687)
Share of gain (loss) from equity method investments	153	25,846	(63)	21,783
Interest expense ($(141), $(572), $(290) and $(1,141) related party, respectively)	(218)	(841)	(392)	(2,174)
Interest income	7	2	13	5
Change in fair value of warrant liabilities	—	—	—	2,886
Foreign exchange transaction gain (loss)	2	1,455	18	2,207
Net income (loss) before taxes	$(318)	$25,112	$5,803	$17,020
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$(318)	$25,112	$5,803	$17,020
Net income (loss) attributable to noncontrolling interest	(158)	13,886	2,891	9,409
Net income (loss) attributable to common stockholders	(160)	11,226	2,912	7,611
Net income (loss) per share
Net income (loss) per share, basic	(0.01)	0.30	0.04	0.21
Net income (loss) per share, diluted	(0.01)	0.30	0.04	0.17
Weighted average shares outstanding, basic	49,327,318	37,523,324	49,269,329	37,423,300
Weighted average shares outstanding, diluted	49,327,318	37,525,894	49,527,876	37,521,109
Other Comprehensive income (loss):
Net income (loss)	$(318)	$25,112	$5,803	$17,020
Foreign currency translation income (loss)	(165)	1,262	(805)	1,347
Total comprehensive income (loss)	$(483)	$26,374	$4,998	$18,367
Comprehensive income (loss) attributable to noncontrolling interest	(240)	14,585	2,490	10,155
Total comprehensive income (loss) attributable to common stockholders	$(243)	$11,789	$2,508	$8,212

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income (loss)	$5,803	$17,020
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	264	44
Foreign exchange transaction gain (loss)	(31)	(2,207)
Share of gain (loss) from equity method investments	63	(21,783)
Change in fair value of warrants	—	(2,886)
Share based compensation expense	1,258	848
Distribution from equity method investment PDP	1,720	—
Changes in assets and liabilities:
Accounts receivable ($(1,721) and $1,096 related party, respectively)	(1,875)	392
Contract assets	2,153	(147)
Deferred transaction costs	—	588
Other current assets	(240)	92
Other non-current assets	137	(4)
Accounts payable ($(65) and $(1,075) related party, respectively)	(5,378)	506
Accrued expenses and other current liabilities ($(154) and $227 related party, respectively)	(10,149)	545
Contract liabilities	5,813	—
Operating lease assets and liabilities	115	33
Net cash provided by (used in) operating activities	(347)	(6,959)
Cash flows from investing activities
Purchase of property and equipment	(14)	(92)
Proceeds from sale of equipment	—	2
Short-term advances to affiliate – related party	(4,349)	—
Issuance of short-term loan	(200)	—
Distribution from equity method investment PDP	—	26,955
Distribution from equity method investment Karnival	5,450	—
OES Acquisition	—	(1,632)
Net cash provided by (used in) investing activities	887	25,233
Cash flows from financing activities
Short-term advances ($0 and $1,500 related party, respectively)	—	8,033
Repayment of debt ($(750) and $0 related party, respectively)	(1,675)	(986)
Proceeds from related party credit facilities	4,370	1,769
Repayment of related party credit facilities	(1,831)	(1,866)
Proceeds from RSUs issued to affiliates	564	403
Settlement of RSUs	(735)	(422)
Net cash provided by (used in) financing activities	693	6,931
Net increase (decrease) in cash and cash equivalents	1,233	25,205
Foreign exchange impact on cash	(9)	34
Cash and cash equivalents at beginning of year	1,868	825
Cash and cash equivalents at end of period	$3,092	$26,064
Supplemental disclosures:
Cash paid for interest	$491	$991
Non-cash activities:
Conversion of warrants to common shares, Class A	—	1,825
Conversion of Class B Common Stock to Class A Common Stock	82	19

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Noncontrolling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	interest	(deficit)
December 31, 2024	—	—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	—	—	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity			—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	—	—	118,832	—	—	—	148	—	—	148	184	332
Net income (loss)	—	—	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	38	—	38	47	85
March 31, 2025	—	$—	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)
RSU issuances	—	—	5,878	—	—	—	222	—	—	222	275	497
Net income (loss)	—	—	—	—	—	—	—	—	11,226	11,226	13,886	25,112
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	563	—	563	699	1,262
June 30, 2025	—	$—	36,232,805	$3	44,814,187	$5	$38,975	$358	$(38,927)	$414	$510	$924

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	interest	equity
December 31, 2025	6,715,721	1	48,155,017	$4	47,917,820	$6	$55,767	$387	$(44,239)	$11,926	$11,895	$23,821
Conversion of Class B common stock to Class A common stock	—	—	350	—	(350)	—	41	—	—	41	(41)	—
Preferred stock dividend	182,148	—	—	—	—	—	457	—	(457)	—	—	—
RSU issuances	—	—	169,375	—	—	—	197	—	—	197	195	392
Net income (loss)	—	—	—	—	—	—	—	—	3,072	3,072	3,049	6,121
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(321)	—	(321)	(319)	(640)
March 31, 2026	6,897,869	$1	48,324,742	$4	47,917,470	$6	$56,462	$66	$(41,624)	$14,915	$14,779	$29,694
Conversion of Class B common stock to Class A common stock	—	—	122,720	1	(122,720)	(1)	41	—	—	41	(41)	—
Preferred stock dividend	189,091	—	—	—	—	—	475	—	(475)	—	—	—
RSU issuances	—	—	17,036	—	—	—	346	—	—	346	349	695
Net income (loss)	—	—	—	—	—	—	—	—	(160)	(160)	(158)	(318)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(83)	—	(83)	(82)	(165)
June 30, 2026	7,086,960	$1	48,464,498	$5	47,794,750	$5	$57,324	$(17)	$(42,259)	$15,059	$14,847	$29,906

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

On October 5, 2023, FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and on October 6, 2023, Merger Sub merged with and into Falcon’s Opco (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon’s Opco as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in Falcon’s Opco were held by Pubco and certain holders of the limited liability company units of Falcon’s Opco outstanding as of immediately prior to the Business Combination.

Based on developments from the court cases related to the Business Combination, payments of previously accrued expenses are no longer probable, which resulted in the recognition of a transaction credit of $4.0 million and $15.1 million for the three and six months ended June 30, 2026, respectively. Following the reversal of these no longer probable accrued transaction expenses, the Company has a remaining accrual for transaction expenses related to the Business Combination of $1.1 million. See “Note 7 – Commitments and contingencies” for additional discussion.

Acquisition of OES

On May 9, 2025, the Company acquired certain tangible assets and intellectual property, including patented technologies and proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International, Inc., for $1.6 million. The acquisition expanded the Company's attractions services business and formed the foundation of the Falcon's Attractions segment.

Nature of operations

The Company is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, intellectual property (“IP”), and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five operating segments as of June 30, 2026. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB-Other, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

The financial statements of the Company’s foreign operating subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive income (loss).

The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Principles of consolidation

The noncontrolling interest represents the membership interest in Falcon’s Opco held by holders other than the Company.

The results of operations attributable to the noncontrolling interest are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss), and the noncontrolling interest is reported as a separate component of equity.

The Company consolidates the assets, liabilities, and operating results of Falcon’s Opco and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

Liquidity

The Company has continued to invest in initiatives focused primarily on expanding its Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. These activities have contributed to operating losses and negative cash flows from operations. Net cash used in operating activities was $0.3 million for the six months ended June 30, 2026, a reduction compared with comparable prior periods. As required by Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

The Company’s development plans and associated working capital needs have been funded by a combination of debt and equity investments from its stockholders and the sale of non-core assets. The Company expects to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support its ongoing growth strategy and working capital requirements. As of June 30, 2026, the Company had a working capital deficit of $8.4 million, driven by the $6.9 million Deferred Loan Settlement, which is included within the $8.9 million of debt obligations classified as current based on their contractual maturity dates. The Company is actively evaluating refinancing and other alternatives with respect to these obligations. See “Note 6 – Long-term debt and borrowing arrangements” for additional discussion.

Management’s assessment of the Company’s ability to meet its obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of its operating plan and certain financing and capital initiatives. Although cash flows from operations have improved compared with prior comparable periods, the Company has incurred operating losses and negative cash flows from operations in recent periods and has ongoing capital needs to support its growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to take active steps to strengthen its capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.
Summary of significant accounting policies

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of goods or services transfers to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company generates revenue from the following revenue streams:

•
Shared services: The Company provides corporate shared services to FCG on a time-and-materials basis and recognizes revenue using the right-to-invoice practical expedient.
•
Destinations operations services: Revenue is derived from management and incentive fees, typically based on a percentage of revenues or profits of managed operations. The Company applies the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of the Company's performance to date.
•
Attraction services: The Falcon's Attractions segment provides engineering services, fabrication, integration, installation and maintenance services and in-service support for ride systems and attraction hardware, typically under project-specific contractual arrangements or on a time-and-materials basis. Revenue from project-based arrangements is recognized over time using the cost-to-cost input method when the criteria for over-time recognition are met, based on costs incurred relative to total estimated costs. Revenue from time-and-materials arrangements is recognized over time as the services are provided using the right-to-invoice practical expedient when the amount invoiced corresponds directly to the value of the Company’s performance completed to date.
•
Product sales: The Falcon's Attractions segment provides ride system components and hardware for theme park attractions, with revenue recognized at a point in time when control of goods transfers to the customer.

The Company accounts for contracts once the parties have approved the contract, the rights and payment terms are identifiable, the contract has commercial substance, and collectability of consideration is probable. The Company evaluates contracts to determine whether they should be combined or accounted for separately in accordance with ASC 606. Contracts are combined when entered into with the same customer at or near the same time and are negotiated with a single commercial objective or have interdependent consideration. Based on its historical analysis, the Company has not identified instances requiring contract combination. Contract modifications are assessed to determine whether they should be accounted for as a separate contract or as part of the existing contract, depending on whether the additional goods or services are distinct and priced at their standalone selling prices.

Performance obligations represent promises to transfer distinct goods or services to a customer. The Company’s contracts may include one or multiple performance obligations depending on the nature of the arrangement. The Company’s conclusions regarding performance obligations vary by revenue stream:

•
Shared services arrangements generally contain multiple performance obligations, as each service type is distinct.
•
Destinations operations and attraction services for time-and-materials contracts generally consist of a single performance obligation satisfied over time, representing a series of distinct services that are substantially the same and have the same pattern of transfer.
•
Attraction services for project-based contracts typically contain a single performance obligation involving the delivery of highly customized and integrated goods and services.
•
Product sales contracts may include multiple performance obligations, as individual goods are typically distinct.

The Company has concluded that it acts as principal in its significant revenue arrangements given it controls the specified goods or services before being transferred to the customer.

The transaction price represents the consideration the Company expects to be entitled to in exchange for transferring goods or services to a customer. Customer contracts predominantly contain a single performance obligation and, in a limited number of cases, include variable consideration. Based on the facts and circumstances of each contract, management applies judgment in determining the transaction price, allocating the transaction price to performance obligations, and recognizing revenue. Variable consideration consists of incentive fees, milestone payments, or performance-based penalties. Estimated variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of revenue recognized will not occur when the related uncertainty is resolved. The Company reassesses estimates of variable consideration at each reporting date and updates such estimates as facts and circumstances change.

Revenue is recognized either over time or at a point in time depending on when control of the goods or services transfers to the customer. Revenue is recognized over time when one of the following criteria is met:

•
The customer simultaneously receives and consumes the benefits of the Company’s performance as it occurs; or
•
The Company’s performance creates or enhances an asset that has no alternative use to the Company and for which the Company has an enforceable right to payment for performance completed to date.

The Company applies judgment in determining the timing of revenue recognition and the measurement of progress toward completion of performance obligations. Significant estimates include total contract costs, progress toward completion, and the estimation of variable consideration and related constraints. Changes in estimates are recognized in the period of change and may result in adjustments to revenue or profitability.

The Company's payment terms consist of those services billed regularly as provided and those products delivered at a point in time, which are invoiced after the performance obligation is satisfied. Product and service contracts with milestone payments due at agreed progress points during the contract are invoiced when those milestones are reached, which may differ from the timing of revenue recognition. Contract balances arise from the timing of revenue recognition, billings, and cash collections. Contract assets represent revenue recognized in excess of amounts billed to customers. Contract liabilities represent billings in excess of revenue recognized. The Company assesses contract assets for impairment in accordance with applicable accounting guidance.

The Company expenses freight and shipping costs as incurred. Taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions and collected from customers are excluded from revenue.

The Company has concluded that its contracts do not include a significant financing component, as payment terms are consistent with industry practices and are not intended to provide financing to either party.

Investments and advances to equity method investments

The Company uses the equity method, in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), to account for investments in corporate joint ventures when the Company has the ability to exercise significant influence over the operating decisions of the investee. Such investments are initially recorded at cost and subsequently adjusted for the Company's proportionate share of the net earnings or loss of the investee. This proportionate share is included in Share of gain (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).

Cash distributions received, if any, from these investees are evaluated to determine whether they represent a return on investment or a return of investment. Distributions determined to be a return on investment are recognized in earnings. Distributions determined to be a return of investment reduce the carrying amount of the investment. When cumulative distributions exceed the carrying amount of an investment, the Company reduces the carrying amount to zero, and any additional distributions are generally recognized in earnings in the period received. This determination requires judgment and considers factors including the investee’s earnings, retained earnings, and cash flow characteristics. When an investment’s carrying amount is reduced to zero, the Company discontinues recognizing its share of further income or loss unless it has incurred obligations or committed to provide financial support to the investee. Subsequent earnings are recognized only after the Company’s share of such earnings exceeds previously unrecognized losses.

The Company evaluates equity method investments for impairment when events or changes in circumstances indicate that fair value may be below carrying value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. In making this determination, the Company considers the severity and duration of the decline in fair value, the financial condition and near-term prospects of the investee, and other relevant market conditions.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. The Company incurred less than $0.1 million of credit loss expense during the three and six months ended June 30, 2026. Changes to expected credit losses during the period are included in Selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses. There was no allowance for credit losses as of both June 30, 2026 and December 31, 2025.

The Company had three customers that each accounted for more than 10% of total revenue for the periods presented below. Revenue from Customer A was primarily attributable to unallocated corporate revenues. Revenue from Customer B and Customer C was primarily attributable to the Falcon's Attractions segment.

Customers representing more than 10% of total revenue consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Customer A – related party, FCG	$1,977	$1,622	$3,916	$3,245
Customer B	2,233	687	5,055	687
Customer C	567	*	*	*

* Less than 10%

Customers representing more than 10% of total accounts receivable consisted of:

	As of
	June 30, 2026	December 31, 2025
Customer A – related party, FCG	$3,979	$2,363
Customer B	928	809

Reclassifications

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recently issued accounting standards

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for short-term assets. The Company adopted this ASU as of March 31, 2026 and elected to apply the practical expedient. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2026, the FASB issued ASU 2026‑01, “Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock.” The amendments in this update standardize the initial measurement of paid‑in‑kind dividends on equity‑classified preferred stock and require such dividends to be initially measured based on the paid‑in‑kind dividend rate specified in the applicable preferred stock agreement. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU on a prospective basis as of January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently issued accounting standards not yet adopted as of June 30, 2026

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this ASU require a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. Relevant expense categories include, but are not limited to, employee compensation, selling expenses, intangible asset amortization, depreciation, and purchases of inventory. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Prospective application is required, but retrospective application may be applied. The Company is evaluating the impact of this ASU.

3.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue transferred over time:
Shared services	$1,872	$1,601	$3,808	$3,223
Destinations operations services	147	146	147	146
Attraction services	1,983	645	3,721	731
	4,002	2,392	7,676	4,100
Revenue transferred at a point in time:
Product sales	1,616	157	3,318	157
	$5,618	$2,549	$10,994	$4,257

Accounts receivable consisted of:

	As of
	June 30, 2026	December 31, 2025
Related party	$4,254	$2,533
Third party	1,331	1,181
	$5,585	$3,714

During the six months ended June 30, 2026, the Company recognized $0.7 million of revenue from contract liabilities, including amounts previously included as of January 1, 2026. The contract liabilities outstanding at the beginning of the year were fully recognized as revenue during the period.

As of June 30, 2026, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $28.4 million. The Company expects to recognize approximately 87% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic information

Geographic revenues are attributed to the location of the Company's customer contracts. Except for the United States and Japan, as presented below, no individual country represented more than 10% of total revenue. Geographic revenues consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$4,559	$2,397	$8,762	$4,105
International:
Europe	120	146	162	146
Asia (1)	812	—	1,827	—
Middle East	127	6	243	6
	$5,618	$2,549	$10,994	$4,257

(1) Revenue attributed to Japan was $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively.

4.
Investments and advances to equity method investments

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. The Company’s joint ventures are as follows:

i)
Falcon’s Creative Group

QIC Delaware, Inc., a Delaware corporation and an affiliate of Qiddiya Investment Company (“QIC”), holds 25% of FCG's equity interest in the form of preferred units (the “Strategic Investment”), and the Company holds the remaining 75% of the equity interest in the form of common units. FCG's amended and restated limited liability company agreement (“LLCA”) includes QIC as a member and provides QIC with certain consent, priority and preemptive rights.

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

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a hotel located at Tenerife in the Canary Islands until the sale on May 30, 2025. In March 2026, the Company received a distribution from PDP of $1.7 million related to performance from the Mallorca property. Subsequent to June 30, 2026, the Company received a second distribution from PDP in the amount of $1.7 million.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The Company has concluded that Karnival is a VIE, because the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. In October 2025, the Company and its joint venture partners agreed to terminate this project and wind up the joint venture due to protracted delays in the underlying location development schedule. In March 2026, the Company received a partial distribution from Karnival in the amount of $1.5 million. In April 2026, the Company received a second partial distribution from Karnival in the amount of $1.9 million. In June 2026, the Company received a third partial distribution from Karnival in the amount of $2.0 million, resulting in total distributions of $5.4 million for the six months ended June 30, 2026.

Investments and advances to equity method investments consisted of:

	As of
	June 30, 2026	December 31, 2025
FCG	$16,789	$17,844
PDP	25,865	28,648
Karnival	—	4,225
	$42,654	$50,717

Share of income (loss) from equity method investments consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FCG	$(1,237)	$688	$(1,055)	$(3,883)
PDP	189	25,138	(233)	25,612
Karnival	1,201	20	1,225	54
	$153	$25,846	$(63)	$21,783

Share of income (loss) from FCG consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share of FCG net income (loss) (excluding gain on sale of land)	$424	$2,282	$635	$(695)
Share of FCG net income (loss) from gain on sale of land	—	—	1,623	—
Preferred unit dividend accretion	(836)	(768)	(1,662)	(1,537)
Basis difference amortization	(825)	(826)	(1,651)	(1,651)
	$(1,237)	$688	$(1,055)	$(3,883)

Share of income (loss) from PDP consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share of PDP net income (excluding gain on sale from Tenerife and impairment of PDP)	$189	$715	$(233)	$1,189
Share of PDP net income from gain on sale of Tenerife	—	29,755	—	29,755
Impairment of PDP	—	(5,332)	—	(5,332)
	$189	$25,138	$(233)	$25,612

Share of income (loss) from Karnival consisted of:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share of Karnival net income (loss) (excluding gain on excess distributions over investment)	$—	$20	$24	$54
Gain on excess distributions over investment of Karnival	1,201	—	1,201	—
	$1,201	$20	$1,225	$54

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	June 30, 2026			December 31, 2025
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets	$37,076	$23,534	$109	$33,807	$25,280	$14,081
Non-current assets	24,106	49,120	—	23,824	51,111	2,785
Current liabilities	17,790	6,697	1	17,094	4,006	15,506
Non-current liabilities	6,849	4,059	—	6,252	4,614	—

5.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2026	December 31, 2025
Transaction and professional fees	$3,636	$14,472
Accrued payroll and related expenses	1,586	801
Accrued interest	348	501
Attraction services and product costs	307	223
Other	345	432
	$6,222	$16,429

6.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	June 30, 2026		December 31, 2025
	Amount	Interest Rate	Amount	Interest Rate
$5.5 million revolving credit arrangement – related party	$3,238	6.63%	$5,024	7.18%
$15.0 million revolving credit arrangement – related party	4,325	6.62%	—	—%
$0.9 million term loan – related party	636	11.75%	636	11.75%
€7.0 million term loan	1,332	4.23%	2,172	4.38%
€1.5 million term loan (2)	—	—%	151	1.70%
Deferred Loan Settlement	6,942	—%	6,887	—%
$0.5 million demand note – related party (1)	—	—%	500	4.60%
$0.25 million demand note – related party (3)	—	—%	250	4.60%
	16,473		15,620
Less: Current portion of long-term debt and short-term debt	(8,910)		(3,155)
	$7,563		$12,465

(1) $0.5 million demand note; repaid in full February 2026.

(2) €1.5 million term loan due April 2026; repaid in full April 2026.

(3) $0.25 million demand note; repaid in full May 2026.

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the $5.5 million revolving credit arrangement, $15.0 million revolving credit arrangement and Deferred Loan Settlement as of June 30, 2026 was $2.2 million, $3.5 million and $6.2 million, respectively. The estimated fair value of the €7.0 million term loan, $5.5 million revolving credit arrangement and Deferred Loan Settlement as of December 31, 2025 was $2.0 million, $3.3 million and $5.9 million, respectively.

$5.5 million revolving credit arrangement

The Company has a revolving credit arrangement with Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $5.5 million. The arrangement matures on September 30, 2034 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

$15.0 million revolving credit arrangement

In November 2025, the Company entered into a revolving credit arrangement between Falcon's Attractions, LLC and Infinite Acquisitions Partners LLC (“Infinite Acquisitions”) for $15.0 million. The arrangement matures on September 30, 2030 and has a variable interest rate of the three-month Secured Overnight Financing Rate on the first day of the applicable quarter plus 2.75%.

€7.0 million term loan

In March 2019, the Company entered into an eight-year €7.0 million term loan with a Spanish bank, with a variable interest rate at six-month Euribor plus 2.00%. The loan was interest only for the first eighteen months, thereafter principal and interest are payable monthly in arrears. The loan is collateralized by the Company’s investment in PDP and matures in April 2027.

$0.9 million term loan

Falcon's Opco has a one-year $0.9 million term loan with Katmandu Ventures, LLC (“Katmandu Ventures”). The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of June 30, 2026, accrued interest on the loan is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company is in negotiations to amend the loan.

Deferred Loan Settlement

The Company and FAST Sponsor II LLC (“FAST”) entered into a Confidential Settlement Agreement and Release, dated as of November 26, 2025 pursuant to which the Company paid an upfront settlement payment of $2.5 million on December 1, 2025, and agreed to pay FAST a deferred settlement payment of $7.0 million on or before January 31, 2027 (the “Deferred Loan Settlement”).

7.
Commitments and contingencies

Litigation

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss in accordance with ASC 450, Contingencies (“ASC 450”).

During the three months ended June 30, 2026, the Company reversed $4.0 million of a previously recorded accrual for other expenses related to the Business Combination because management no longer believes that the risk of loss is probable in accordance with ASC 450.

This further supports what was previously disclosed during the three months ended March 31, 2026, when the Company reversed $11.1 million of a previously recorded accrual associated with the alleged amended engagement agreement with Guggenheim Securities, LLC (“Guggenheim”). The lawsuit was filed against the Company by Guggenheim in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability. The Company filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable rescission. On March 31, 2026, the Supreme Court of the State of New York (the “Court”) heard oral arguments on each party’s motions for summary judgment. The Court denied the Company’s motion and granted Guggenheim’s motion in part; however, the Court allowed certain of the Company’s counterclaims to proceed. The Court denied Guggenheim’s motion for summary judgment on its claims and ordered that the matter would proceed to trial. The parties filed cross notices of appeal. In light of the order from the Court for the motions for summary judgment, management reevaluated its prior conclusion regarding the likelihood of loss associated with the Guggenheim matter. Based on the current procedural posture, including the Court’s findings and the pendency of the Company’s counterclaims, management no longer believes that a loss related to Guggenheim’s claims is probable. Rather, the Company has concluded that the risk of loss is reasonably possible in accordance with ASC 450. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and the ultimate outcome of this matter remains uncertain.

These reversals reflect management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accruals pertaining to the aforementioned have been recorded as of June 30, 2026. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

Indemnification

In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of June 30, 2026, and December 31, 2025, there were no known events or circumstances that have resulted in a material indemnification liability.

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

As of both June 30, 2026 and December 31, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

9.
Net income (loss) per share

The weighted average shares of common stock outstanding used to determine the Company’s net income (loss) per share reflects the following:

	Three months ended		Six months ended
(amounts in thousands, except number of shares and amount per share)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss)	$(318)	$25,112	$5,803	$17,020
Net income (loss) attributable to noncontrolling interests	(622)	13,668	1,782	9,253
Series B Preferred Stock dividends	(946)	—	(1,857)	—
Income allocated to participating Series B Preferred Stock	—	—	(337)	—

Net income (loss) available to Class A common stockholders	(642)	11,444	1,827	7,767
Adjustment for dilutive RSUs	—	—	6	—
Adjustment for dilutive warrants	—	—	—	(1,327)
Dilutive net income (loss) attributable to Class A common stockholders	$(642)	$11,444	$1,833	$6,440
Denominator:
Weighted average Class A common stock outstanding – basic	49,327,318	37,523,324	49,269,329	37,423,300
Adjustment for dilutive RSUs	—	2,570	258,547	4,334
Adjustment for dilutive warrants	—	—	—	93,475
Weighted average Class A common stock outstanding – diluted	49,327,318	37,525,894	49,527,876	37,521,109

Net income (loss) per Class A common share – basic:	(0.01)	0.30	0.04	0.21
Net income (loss) per Class A common share – diluted:	(0.01)	0.30	0.04	0.17

The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Class A earnout shares	625,000	1,000,000	625,000	1,000,000
Class B earnout shares	24,375,000	39,000,000	24,375,000	39,000,000
Series B Preferred Stock shares	7,086,960	—	7,086,960	—
RSUs	859,713	929,662	—	929,662
Class A shares subject to forfeiture under the deferred settlement agreement	360,000	—	360,000	—

With respect to unvested Class A earnout shares, 375,000 are subject to forfeiture under the deferred settlement agreement.

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

Restricted Stock Units
Nonvested at January 1, 2026	688,250
Granted	275,686
Forfeited	(3,699)
Vested	(100,524)
Nonvested shares outstanding at June 30, 2026	859,713

The RSUs under the Plan generally vest within one to five years following the date of grant.

Certain RSUs granted under the Plan on January 28, 2026 vest as follows: (1) 32.5% on the grant date; (2) 20% on November 1, 2026; (3) 22.5% on November 1, 2027; and (4) 25% on November 1, 2028. All other RSUs granted under the Plan on January 28, 2026 vest on the first anniversary of the grant date.

RSUs granted under the Plan on June 10, 2026 vest as follows: (1) 25% on December 10, 2026; (2) 25% on June 10, 2027; (3) 25% on December 10, 2027; (4) 25% on June 10, 2028.

The Company recognized stock-based compensation expense of $0.6 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively, which is included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.3 million and $0.2 million compensation costs for RSUs granted to FCG employees for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2026 and December 31, 2025, stock-based compensation expense not yet recognized relating to nonvested awards was $6.5 million and $5.8 million, respectively, of which $2.5 million and $2.3 million relates to compensation cost for RSUs granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

11.
Income taxes

The tax provisions for the three and six months ended June 30, 2026, and 2025 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2026, and 2025. The Company paid no income taxes for the three and six months ended June 30, 2026, and 2025.

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

13.
Segment information

The Company has five reportable operating segments, FCG, Destinations Operations, PDP, Falcon's Attractions and FBB-Other. The Company’s Chief Operating Decision Makers (“CODM”) is its Executive Chairman and Chief Executive Officer, who review financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segment's income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM consider segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, cost of product sales, selling, general and administrative expenses, research and development expenses, and the share of gain (loss) from equity method investments excluding impairments. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment income (loss) from operations and the Company’s unaudited condensed consolidated financial statement results.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended June 30, 2026
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$12,508	$147	$—	$1,983	$—	$14,638
Product sales	—	—	—	1,616	—	1,616
Total revenue	12,508	147	—	3,599	—	16,254

Reconciliation of revenue
Revenue corporate unallocated						1,872
Revenue FCG						(12,508)
Total consolidated revenue						5,618

Project design and build expense	(6,928)	—	—	(1,050)	—
Cost of product sales	—	—	—	(1,029)	—
Selling, general and administrative	(4,551)	(300)	—	(2,579)	(141)
Share of gain (loss) from equity method investments, excluding gain on excess distributions over investment of Karnival	—	—	189	—	—
Segment income (loss) from operations	$1,029	$(153)	$189	$(1,059)	$(141)	$(135)

	Three months ended June 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$12,319	$146	$—	$645	$—	$13,110
Product sales	—	—	—	157	—	157
Total revenue	12,319	146	—	802	—	13,267

Reconciliation of revenue
Revenue corporate unallocated						1,601
Revenue FCG						(12,319)
Total consolidated revenue						2,549

Project design and build expense	(7,376)	—	—	(348)	—
Cost of product sales	—	—	—	(83)	—
Selling, general and administrative	(2,166)	(333)	—	(1,836)	(269)
Research and development expense	(2)	(88)	—	—	—
Share of gain (loss) from equity method investments, excluding gain on Tenerife Sale and impairment of PDP	—	20	714	—	—
Segment income (loss) from operations	$2,775	$(255)	$714	$(1,465)	$(269)	$1,500

	Six months ended June 30, 2026
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$25,533	$147	$—	$3,721	$—	$29,401
Product sales	—	—	—	3,318	—	3,318
Total revenue	25,533	147	—	7,039	—	32,719

Reconciliation of revenue
Revenue corporate unallocated						3,808
Revenue FCG						(25,533)
Total consolidated revenue						10,994

Project design and build expense	(15,554)	—	—	(1,994)	(1)
Cost of product sales	—	—	—	(2,158)	—
Selling, general and administrative	(8,200)	(567)	—	(5,108)	(302)
Share of gain (loss) from equity method investments, excluding gain on excess distributions over investment of Karnival	—	25	(234)	—	—
Segment income (loss) from operations	$1,779	$(395)	$(234)	$(2,221)	$(303)	$(1,374)

	Six months ended June 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$18,590	$146	$—	$731	$—	$19,467
Product sales	—	—	—	157	—	157
Total revenue	18,590	146	—	888	—	19,624

Reconciliation of revenue
Revenue corporate unallocated						3,223
Revenue FCG						(18,590)
Total consolidated revenue						4,257

Project design and build expense	(12,770)	—	—	(454)	—
Cost of product sales	—	—	—	(83)	—
Selling, general and administrative	(5,534)	(614)	—	(3,089)	(422)
Research and development expense	(2)	(206)	—	—	—
Share of gain (loss) from equity method investments, excluding gain on Tenerife Sale and impairment of PDP	—	54	1,188	—	—
Segment income (loss) from operations	$284	$(620)	$1,188	$(2,738)	$(422)	$(2,308)

A reconciliation of segment income (loss) from operations to net income (loss) before taxes is as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Segment income (loss) from operations	$(135)	$1,500	$(1,374)	$(2,308)
Unallocated corporate overhead	(2,779)	(2,599)	(5,622)	(5,586)
Elimination FCG segment income (loss) from operations	(1,029)	(2,775)	(1,779)	(284)
Share of income (loss) from FCG	(1,237)	688	(1,055)	(3,883)
Transaction credit	4,000	3,299	15,057	1,778
Depreciation and amortization expense	(130)	(40)	(264)	(44)
Share of equity method investee's gain on Tenerife Sale	—	29,755	—	29,755
Impairment of PDP	—	(5,332)	—	(5,332)
Gain on excess distributions over investment of Karnival	1,201	—	1,201	—
Interest expense	(218)	(841)	(392)	(2,174)
Interest income	7	2	13	5
Change in fair value of warrant liabilities	—	—	—	2,886
Foreign exchange transaction gain (loss)	2	1,455	18	2,207
Net income (loss) before taxes	$(318)	$25,112	$5,803	$17,020

Identifiable assets and capital expenditures are comprised of:

	Total Assets		Capital Expenditures
	As of		Six months ended
	June 30, 2026	December 31, 2025	June 30, 2026	June 30, 2025
FCG	$16,789	$17,844	$62	$139
Destinations Operations	349	4,610	—	—
PDP	25,865	28,648	—	—
Falcon's Attractions	9,182	10,328	12	92
FBB-Other	58	46	—	—
Unallocated corporate assets and intersegment eliminations	11,404	5,226	(60)	(139)
	$63,647	$66,702	$14	$92

14.
Related party transactions

Other current assets

The Company has a short-term advance to fund working capital to FCG for $5.3 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.

Related party loans

The Company has two financing agreements with Infinite Acquisitions with a total outstanding balance of $7.6 million and $5.0 million as of June 30, 2026 and December 31, 2025, respectively.

The Company has a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $0.6 million as of June 30, 2026. The loan was due on May 16, 2025 and the Company is in negotiations to amend the loan. There was a total outstanding balance of $1.1 million as of December 31, 2025, which was inclusive of a second financing agreement that was repaid in full during February 2026.

See “Note 6 – Long-term debt and borrowing arrangements” for additional information.

Services provided to equity method investments

Destinations Operations recognizes management and incentive fees from the Company’s equity method investments.

Intercompany Services Agreement between FCG and the Company

There were accounts receivable balances of $3.2 million and $1.6 million outstanding as of June 30, 2026 and December 31, 2025, respectively, primarily related to the Intercompany Services Agreement.

The Company recognizes related party revenue for corporate shared service support provided to FCG and PDP. Total related party revenues from services provided to our equity method investments were $2.1 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $2.0 million and $1.6 million revenue related to services provided to FCG for the three months ended June 30, 2026 and 2025, respectively.

Total related party revenues from services provided to our equity method investments were $4.1 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. Of the total related party revenues from services provided to our equity method investments, the Company recognized $3.9 million and $3.2 million revenue related to services provided to FCG for the six months ended June 30, 2026 and 2025, respectively.

FCG also provides marketing, research and development, and other services to FBG. The Company owes FCG $0.1 million related to these services as of both June 30, 2026, and December 31, 2025. The Company and FCG have also incurred reimbursable costs on behalf of each other. The Company had $0.7 million and $0.6 million in accounts receivable from FCG related to reimbursable costs as of June 30, 2026 and December 31, 2025, respectively.

Equity method investment financing

Scott Demerau, the Executive Chairman and his wife are investors of the lender that provided $2.75 million financing to a third party buyer of land sold by FCG in February 2026.

15.
Subsequent events

The Company has evaluated subsequent events through August 13, 2026 and determined that no events have occurred that require recognition or disclosure in the accompanying unaudited condensed consolidated financial statements, other than disclosed in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to supplement our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2026, and 2025, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding our unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

We are a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, IP, and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative Group (“FCG”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within our operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through five operating segments. FCG provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and FBB-Other, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L. (“PDP”), a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

On October 5, 2023, FAST II merged with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and on October 6, 2023, Merger Sub merged with and into Falcon’s Opco (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon’s Opco as the surviving entity of such merger.

Acquisition of OES

On May 9, 2025, we acquired certain tangible assets and intellectual property, including patented technologies and proprietary engineering and manufacturing processes, from Oceaneering Entertainment Systems (“OES”), a division of Oceaneering International, Inc., for $1.6 million. The acquisition expanded our attractions services business and formed the foundation of the Falcon's Attractions segment.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts are shown in thousands of U.S. dollars unless otherwise stated.

The following reflects our results of operations for the three and six months ended June 30, 2026 and 2025.

Liquidity and Going Concern

We have continued to invest in initiatives focused primarily on expanding our Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. These activities have contributed to operating losses and negative cash flows from operations. Net cash used in operating activities was $0.3 million for the six months ended June 30, 2026, a reduction compared with comparable prior periods. Accordingly, we evaluated our ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Our development plans and associated working capital needs have been funded by a combination of debt and equity investments from our stockholders and the sale of non-core assets. We expect to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support our ongoing growth strategy and working capital requirements. As of June 30, 2026, we have a working capital deficit of $8.4 million that was driven by the Deferred Loan Settlement of $6.9 million, which is included within the $8.9 million of debt obligations classified as current based on their contractual maturity dates. We are actively evaluating refinancing and other alternatives with respect to these obligations. See “Note 6 – Long-term debt and borrowing arrangements” in our unaudited condensed consolidated financial statements for further discussion.

We assess our ability to meet obligations over the next twelve months based on current liquidity levels and assume the continued execution of our operating plan and certain financing and capital initiatives. Although cash flows from operations have improved compared with prior comparable periods, we have incurred operating losses and negative cash flows from operations in recent periods and have ongoing capital needs to support our growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented. The following table summarizes our results of operations for the following periods:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Revenue	$5,618	$2,549	$3,069	$10,994	$4,257	$6,737
Expenses:
Project design and build expense	1,069	348	721	2,014	454	1,560
Cost of product sales	1,029	83	946	2,158	83	2,075
Selling, general and administrative expense	7,652	6,644	1,008	15,388	12,940	2,448
Transaction credit	(4,000)	(3,299)	(701)	(15,057)	(1,778)	(13,279)
Research and development expense	—	83	(83)	—	201	(201)
Depreciation and amortization expense	130	40	90	264	44	220
Income (loss) from operations	(262)	(1,350)	1,088	6,227	(7,687)	13,914
Share of gain (loss) from equity method investments	153	25,846	(25,693)	(63)	21,783	(21,846)
Interest expense	(218)	(841)	623	(392)	(2,174)	1,782
Interest income	7	2	5	13	5	8
Change in fair value of warrant liabilities	—	—	—	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	2	1,455	(1,453)	18	2,207	(2,189)
Net income (loss) before taxes	$(318)	$25,112	$(25,430)	$5,803	$17,020	$(11,217)
Income tax (expense) benefit	—	—	—	—	—	—
Net income (loss)	$(318)	$25,112	$(25,430)	$5,803	$17,020	$(11,217)

Revenue

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Revenue transferred over time:
Shared services	$1,872	$1,601	$271	$3,808	$3,223	$585
Destinations operations services	147	146	1	147	146	1
Attraction services	1,983	645	1,338	3,721	731	2,990
	$4,002	$2,392	$1,610	$7,676	$4,100	$3,576
Revenue transferred at a point in time:
Product sales	1,616	157	1,459	3,318	157	3,161
	$5,618	$2,549	$3,069	$10,994	$4,257	$6,737

Revenue increased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by the growth of the Falcon's Attractions business. As of June 30, 2026, Falcon's Attractions had a contracted pipeline of $28.4 million.

Project design and build expense

Project design and build expense increased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by new attractions service contracts.

Cost of product sales

Cost of product sales increased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by new attractions product sales.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by the OES integration, growth of attraction services, and support functions required to scale operations.

Transaction credit

We recognized a transaction credit of $4.0 million and $15.1 million for the three and six months ended June 30, 2026, respectively, for the reversal of accrued transaction expenses related to the Business Combination. See “Note 7 – Commitments and contingencies” in our unaudited condensed consolidated financial statements for additional discussion.

We recognized a transaction credit of $3.5 million for the six months ended June 30, 2025, as a result of a transaction expense settlement. The transaction credit was partially offset by $1.7 million transaction expenses for the six months ended June 30, 2025 related to a proposed underwritten offering of our Class A common stock that was not completed.

Share of gain (loss) from equity method investments

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Share of PDP net gain (loss) (excluding gain on sale from Tenerife and impairment of PDP)	$189	$715	$(526)	$(233)	$1,189	$(1,422)
Share of PDP net gain (loss) from gain on sale of Tenerife	—	29,755	(29,755)	—	29,755	(29,755)
Impairment of PDP	—	(5,332)	5,332	—	(5,332)	5,332
Share of Karnival net gain (loss) (excluding gain on excess distributions over investment)	—	20	(20)	24	54	(30)
Gain on excess distributions over investment of Karnival	1,201	—	1,201	1,201	—	1,201
Share of FCG net gain (loss) (excluding gain on sale of land)	(1,237)	688	(1,925)	(2,678)	(3,883)	1,205
Share of FCG net gain (loss) from gain on sale of land	—	—	—	1,623	—	1,623
	$153	$25,846	$(25,693)	$(63)	$21,783	$(21,846)

Share of gain from equity method investments decreased for the three months ended June 30, 2026 and share of loss from equity method investments increased for the six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by:

•
PDP: Share of gain from PDP decreased for the three months ended June 30, 2026 and share of loss for the six months ended June 30, 2026 increased, compared to the same period in 2025, primarily driven by the sale of the Sol Tenerife Hotel in the second quarter of 2025. Following the prior-year sale of the Sol Tenerife Hotel, which operated year-round and generated peak occupancy during the winter season, current-period results reflect the loss of its full-year contribution and the seasonal nature of the remaining property, which was closed for most of the first quarter. Accordingly, current-period results reflect expected seasonal fluctuations.

As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain (loss) from equity method investments.

•
Karnival: Share of net gain from Karnival increased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by a gain on excess distributions over investment of $1.2 million.
•
FCG: We recognize 100% of net gain (loss), less 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. See “Segment Reporting” below for further details.

Interest expense

Interest expense decreased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by decreases in both short and long-term debt resulting from principal payments made during the period and exchange of debt and accrued interest for shares of Series B Preferred Stock in the third quarter of 2025.

Change in fair value of warrant liability

As of March 31, 2025, all warrant liabilities were reclassified to equity and do not require subsequent fair value measurement. See “Note 8 – Stock warrants” in our unaudited condensed consolidated financial statements.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain decreased for the three and six months ended June 30, 2026, compared to the same period in 2025. The change is primarily attributable to the decrease of the U.S. denominated related party debt with a Spanish subsidiary.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Revenues:
FCG	$12,508	$12,319	$189	$25,533	$18,590	$6,943
Destinations Operations	147	146	1	147	146	1
Falcon's Attractions	3,599	802	2,797	7,039	888	6,151
FCG deconsolidation	(12,508)	(12,319)	(189)	(25,533)	(18,590)	(6,943)
Unallocated corporate revenue	1,872	1,601	271	3,808	3,223	585
Total revenue	5,618	2,549	3,069	10,994	4,257	6,737
Segment income (loss) from operations:
FCG	1,029	2,775	(1,746)	1,779	284	1,495
Destinations Operations	(153)	(255)	102	(395)	(620)	225
PDP	189	714	(525)	(234)	1,188	(1,422)
Falcon's Attractions	(1,059)	(1,465)	406	(2,221)	(2,738)	517
FBB-Other	(141)	(269)	128	(303)	(422)	119
Total segment income (loss) from operations	(135)	1,500	(1,635)	(1,374)	(2,308)	934
Unallocated corporate overhead	(2,779)	(2,599)	(180)	(5,622)	(5,586)	(36)
Elimination FCG segment income (loss) from operations	(1,029)	(2,775)	1,746	(1,779)	(284)	(1,495)
Share of income (loss) from FCG	(1,237)	688	(1,925)	(1,055)	(3,883)	2,828
Transaction credit	4,000	3,299	701	15,057	1,778	13,279
Depreciation and amortization expense	(130)	(40)	(90)	(264)	(44)	(220)
Share of equity method investee's gain on Tenerife Sale	—	29,755	(29,755)	—	29,755	(29,755)
Impairment of PDP	—	(5,332)	5,332	—	(5,332)	5,332
Gain on excess distributions over investment of Karnival	1,201	—	1,201	1,201	—	1,201
Interest expense	(218)	(841)	623	(392)	(2,174)	1,782
Interest income	7	2	5	13	5	8
Change in fair value of warrant liabilities	—	—	—	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	2	1,455	(1,453)	18	2,207	(2,189)
Net income (loss) before taxes	$(318)	$25,112	$(25,430)	$5,803	$17,020	$(11,217)
Income tax (expense) benefit	—	—	—	—	—	—
Net income (loss)	$(318)	$25,112	$(25,430)	$5,803	$17,020	$(11,217)

•
FCG segment income decreased for the three months ended June 30, 2026, compared to the same period in 2025, primarily as a result of timing of certain current long-term contracts. FCG segment income increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily as a result of an increase in margins on certain current long-term contracts and gain on sale of land. FCG's net income (loss) was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Share of FCG net income (loss), before adjustments	$424	$2,282	$(1,858)	$635	$(695)	$1,330
Share of FCG net income (loss) from gain on sale of land	—	—	—	1,623	—	1,623
Preferred unit dividend accretion	(836)	(768)	(68)	(1,662)	(1,537)	(125)
Basis difference amortization	(825)	(826)	1	(1,651)	(1,651)	—
	$(1,237)	$688	$(1,925)	$(1,055)	$(3,883)	$2,828

FCG revenues increased for the three and six months ended June 30, 2026, compared to the same period in 2025, as a result of the timing of certain contract performance obligations. As of June 30, 2026, the contracted pipeline for FCG was $17.1 million.

FCG project design and build expense decreased for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by timing of certain current long-term contracts. FCG project design and build expense increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by an increase in project revenues.

•
Destinations Operations segment loss from operations decreased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily driven by decreased shared services allocations.
•
PDP's share of segment income decreased for the three months ended June 30, 2026 and share of segment loss increased for the six months ended June 30, 2026, compared to the same period in 2025, as a result of the sale of the resort hotel at Tenerife.
•
Falcon's Attractions segment loss decreased for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily due to increased revenue from attraction services and product sales, which more than offset higher related operating costs. The improvement in segment performance was also impacted by the acquisition of OES in May 2025, which contributed to increases in revenue, project design and build expense, and cost of product sales for the three and six months ended June 30, 2026, compared to the prior periods. As of June 30, 2026, Falcon's Attractions had a contracted pipeline of $28.4 million.

Reportable segment measures of profit and loss are earnings before interest, foreign exchange gains and losses, unallocated corporate expenses, impairments and depreciation and amortization expense. Results of operating segments include costs directly attributable to the segment including project costs, payroll and payroll-related expenses and overhead directly related to the business segment operations. Unallocated corporate overhead costs include costs related to accounting, audit, and corporate legal expenses. Unallocated corporate overhead costs are presented as a reconciling item between total income (loss) from reportable segments and our unaudited condensed consolidated financial results. For more information about our Segment Reporting, see “Note 13 – Segment information” in our unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with U.S. GAAP. In addition to financial measures prepared in accordance with U.S. GAAP, we present Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation and amortization, transaction-related credits, changes in the fair value of warrant liabilities, impairment charges, and certain gains or losses associated with equity method investments that are not considered indicative of our core operating performance.

Management believes Adjusted EBITDA provides useful supplemental information regarding the operating performance of our business by excluding the effects of financing decisions, capital structure, depreciation and amortization, and other items that may not be representative of ongoing operations. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities, or other measures prepared in accordance with U.S. GAAP. A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA is included below.

The following table sets forth reconciliations of net income (loss) under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Net income (loss)	$(318)	$25,112	$(25,430)	$5,803	$17,020	$(11,217)
Interest expense	218	841	(623)	392	2,174	(1,782)
Interest income	(7)	(2)	(5)	(13)	(5)	(8)
Income tax expense (benefit)	—	—	—	—	—	—
Depreciation and amortization expense	130	40	90	264	44	220
EBITDA	23	25,991	(25,968)	6,446	19,233	(12,787)
Transaction credit	(4,000)	(3,299)	(701)	(15,057)	(1,778)	(13,279)
Share of equity method investee's gain on sale of land	—	—	—	(1,623)	—	(1,623)
Share of equity method investee's gain on Tenerife Sale	—	(29,755)	29,755	—	(29,755)	29,755
Impairment of PDP	—	5,332	(5,332)	—	5,332	(5,332)
Gain on excess distributions over investment of Karnival	(1,201)	—	(1,201)	(1,201)	—	(1,201)
Change in fair value of warrant liabilities	—	—	—	—	(2,886)	2,886
Adjusted EBITDA	$(5,178)	$(1,731)	$(3,447)	$(11,435)	$(9,854)	$(1,581)

FCG prepares standalone consolidated financial statements in accordance with U.S. GAAP. In addition to disclosing FCG's standalone financial results prepared in accordance with U.S. GAAP, we disclose information regarding FCG's standalone Adjusted EBITDA which is a non-GAAP measure. FCG defines Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation and amortization, and gain on sale of land.

FCG believes Adjusted EBITDA provides useful supplemental information regarding the operating performance of our business by excluding the effects of financing decisions, capital structure, depreciation and amortization, and other items that may not be representative of ongoing operations. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities, or other measures prepared in accordance with U.S. GAAP. A reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA is included below.

The following table sets forth reconciliations of net income (loss) for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Change $	June 30, 2026	June 30, 2025	Change $
Net income (loss)	$424	$2,282	$(1,858)	$2,258	$(695)	$2,953
Interest expense	135	140	(5)	280	300	(20)
Interest income	(12)	(1)	(11)	(24)	(3)	(21)
Income tax expense (benefit)	73	2	71	73	14	59
Depreciation and amortization expense	358	341	17	715	673	42
EBITDA	978	2,764	(1,786)	3,302	289	3,013
Gain on sale of land	—	—	—	(1,623)	—	(1,623)
Adjusted EBITDA	$978	$2,764	$(1,786)	$1,679	$289	$1,390

Liquidity and Capital Resources

Sources and Uses of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. Our primary short-term cash requirements are to fund working capital, short-term debt, acquisitions, contractual obligations and other commitments. Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, location-based entertainment, media production and research and development for growth initiatives. Our principal sources of liquidity are funds from operations, borrowings, equity contributions from our existing investors, distributions from equity method investees and cash on hand.

As of June 30, 2026, our total indebtedness was approximately $16.5 million. We had approximately $3.1 million of cash and $12.9 million available for borrowing under our lines of credit.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, along with cash flows from operations, distributions from equity method investees, additional debt and equity capital raises, and our portfolio of assets can provide additional liquidity over the next twelve months to meet our short-term needs. Management’s assessment of our ability to meet our obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of our operating plan and certain financing and capital initiatives. Although cash flows from operations have improved compared with prior comparable periods, we have incurred operating losses and negative cash flows from operations in recent periods and have ongoing capital needs to support our growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives. While management believes these actions may enhance our financial flexibility, they do not change the conclusion that substantial doubt exists about our ability to continue as a going concern.

As of June 30, 2026, we have a working capital deficit of $8.4 million, driven by the $6.9 million Deferred Loan Settlement, which is included within the $8.9 million of debt obligations classified as current based on their contractual maturity dates. We are actively evaluating refinancing and other alternatives with respect to these obligations. See “Note 6 – Long-term debt and borrowing arrangements” in our unaudited condensed consolidated financial statements for further discussion.

Our capital requirements will depend on many factors, including the timing and extent of spending to support our research and development efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. In addition, we expect to incur compliance and oversight costs as a result of operating as a public company. We expect our capital expenditures and working capital requirements to increase materially in the near future. Our ability to generate cash in the future depends on our financial results which are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected. See the section of our Annual Report titled “Risk Factors – We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.”

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

Transaction costs

Based on developments from the court cases related to the Business Combination, payments of previously accrued expenses are no longer probable, which resulted in the recognition of a transaction credit of $4.0 million and $15.1 million for the three and six months ended June 30, 2026, respectively. Following the reversal of these no longer probable accrued transaction expenses, we have a remaining accrual for transaction expenses related to the Business Combination of $1.1 million.

See “Note 7 – Commitments and contingencies” in our unaudited condensed consolidated financial statements for further discussion.

Related Party Loans

We have two financing agreements with Infinite Acquisitions with a total outstanding balance of $7.6 million and $5.0 million as of June 30, 2026 and December 31, 2025, respectively.

We have a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $0.6 million as of June 30, 2026. The loan was due on May 16, 2025 and we are in negotiations to amend the loan. There was a total outstanding balance of $1.1 million as of December 31, 2025, which was inclusive of a second financing agreement that was repaid in full during February 2026.

See “Note 6 – Long-term debt and borrowing arrangements” in our unaudited condensed consolidated financial statements for further discussion.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Six months ended
	June 30, 2026	June 30, 2025	Change $
Cash provided by (used in) operating activities	$(347)	$(6,959)	$6,612
Cash provided by (used in) investing activities	887	25,233	(24,346)
Cash provided by (used in) financing activities	693	6,931	(6,238)

Cash Flows from Operating Activities

Net cash flows used in operating activities decreased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to improved operating performance and favorable changes in working capital. In addition, we received a $1.7 million dividend distribution from PDP in the current period.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased for the six months ended June 30, 2026, compared to the same period in 2025, primarily related to the dividend distribution from PDP from the gain on sale from Tenerife in the prior period. In the current period we received $5.4 million dividend distributions from Karnival and made short-term advances of $4.3 million to FCG.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower net borrowings. Net debt proceeds were $0.9 million during the current period, compared to $6.9 million during the prior period.

Critical Accounting Estimates

Our critical accounting policies have not changed materially from those reported in our Annual Report on Form 10-K filed with the SEC on March 30, 2026, except for the addition of the following:

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of goods or services transfers to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We generate revenue from the following revenue streams:

•
Shared services: We provide corporate shared services to FCG on a time-and-materials basis and recognizes revenue using the right-to-invoice practical expedient.
•
Destinations operations services: Revenue is derived from management and incentive fees, typically based on a percentage of revenues or profits of managed operations. We apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.

•
Attraction services: The Falcon's Attractions segment provides engineering services, fabrication, integration, installation and maintenance services and in-service support for ride systems and attraction hardware, typically under project-specific contractual arrangements or on a time-and-materials basis. Revenue from project-based arrangements is recognized over time using the cost-to-cost input method when the criteria for over-time recognition are met, based on costs incurred relative to total estimated costs. Revenue from time-and-materials arrangements is recognized over time as the services are provided using the right-to-invoice practical expedient when the amount invoiced corresponds directly to the value of our performance completed to date.
•
Product sales: The Falcon's Attractions segment provides ride system components and hardware for theme park attractions, with revenue recognized at a point in time when control of goods transfers to the customer.

We account for contracts once the parties have approved the contract, the rights and payment terms are identifiable, the contract has commercial substance, and collectability of consideration is probable. We evaluate contracts to determine whether they should be combined or accounted for separately in accordance with ASC 606. Contracts are combined when entered into with the same customer at or near the same time and are negotiated with a single commercial objective or have interdependent consideration. Based on its historical analysis, we have not identified instances requiring contract combination. Contract modifications are assessed to determine whether they should be accounted for as a separate contract or as part of the existing contract, depending on whether the additional goods or services are distinct and priced at their standalone selling prices.

Performance obligations represent promises to transfer distinct goods or services to a customer. Our contracts may include one or multiple performance obligations depending on the nature of the arrangement. Our conclusions regarding performance obligations vary by revenue stream:

•
Shared services arrangements generally contain multiple performance obligations, as each service type is distinct.
•
Destinations operations and attraction services for time-and-materials contracts generally consist of a single performance obligation satisfied over time, representing a series of distinct services that are substantially the same and have the same pattern of transfer.
•
Attraction services for project-based contracts typically contain a single performance obligation involving the delivery of highly customized and integrated goods and services.
•
Product sales contracts may include multiple performance obligations, as individual goods are typically distinct.

We have concluded that we act as principal in our significant revenue arrangements given we control the specified goods or services before being transferred to the customer.

The transaction price represents the consideration we expect to be entitled to in exchange for transferring goods or services to a customer. Customer contracts predominantly contain a single performance obligation and, in a limited number of cases, include variable consideration. Based on the facts and circumstances of each contract, management applies judgment in determining the transaction price, allocating the transaction price to performance obligations, and recognizing revenue. Variable consideration consists of incentive fees, milestone payments, or performance-based penalties. Estimated variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of revenue recognized will not occur when the related uncertainty is resolved. We reassess estimates of variable consideration at each reporting date and update such estimates as facts and circumstances change.

Revenue is recognized either over time or at a point in time depending on when control of the goods or services transfers to the customer. Revenue is recognized over time when one of the following criteria is met:

•
The customer simultaneously receives and consumes the benefits of our performance as it occurs; or
•
Our performance creates or enhances an asset that has no alternative use to us and for which we have an enforceable right to payment for performance completed to date.

We apply judgment in determining the timing of revenue recognition and the measurement of progress toward completion of performance obligations. Significant estimates include total contract costs, progress toward completion, and the estimation of variable consideration and related constraints. Changes in estimates are recognized in the period of change and may result in adjustments to revenue or profitability.

Our payment terms consist of those services billed regularly as provided and those products delivered at a point in time, which are invoiced after the performance obligation is satisfied. Product and service contracts with milestone payments due at agreed progress points during the contract are invoiced when those milestones are reached, which may differ from the timing of revenue recognition. Contract balances arise from the timing of revenue recognition, billings, and cash collections. Contract assets represent revenue recognized in excess of amounts billed to customers. Contract liabilities represent billings in excess of revenue recognized. We assess contract assets for impairment in accordance with applicable accounting guidance.

We expense freight and shipping costs as incurred. Taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions and collected from customers are excluded from revenue.

We have concluded that our contracts do not include a significant financing component, as payment terms are consistent with industry practices and are not intended to provide financing to either party.

Investments and advances to equity method investments

We use the equity method, in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), to account for investments in corporate joint ventures when we have the ability to exercise significant influence over the operating decisions of the investee. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee. This proportionate share is included in Share of gain (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).

Cash distributions received, if any, from these investees are evaluated to determine whether they represent a return on investment or a return of investment. Distributions determined to be a return on investment are recognized in earnings. Distributions determined to be a return of investment reduce the carrying amount of the investment. When cumulative distributions exceed the carrying amount of an investment, we reduce the carrying amount to zero, and any additional distributions are generally recognized in earnings in the period received. This determination requires judgment and considers factors including the investee’s earnings, retained earnings, and cash flow characteristics. When an investment’s carrying amount is reduced to zero, we discontinue recognizing its share of further income or loss unless it has incurred obligations or committed to provide financial support to the investee. Subsequent earnings are recognized only after our share of such earnings exceeds previously unrecognized losses.

We evaluate equity method investments for impairment when events or changes in circumstances indicate that fair value may be below carrying value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. In making this determination, we consider the severity and duration of the decline in fair value, the financial condition and near-term prospects of the investee, and other relevant market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in our internal control over financial reporting with respect to our Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of June 30, 2026.

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
•
We have engaged a third-party global consulting firm to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and to prepare and review accounting memoranda. We have hired additional qualified accounting and financial reporting personnel to support the nature, growth and complexity of our business.
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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of business.

During the three months ended June 30, 2026, the Company reversed $4.0 million of a previously recorded accrual for other expenses related to the Business Combination because management no longer believes that the risk of loss is probable in accordance with ASC 450.

This further supports what was previously disclosed during the three months ended March 31, 2026, when the Company reversed $11.1 million of a previously recorded accrual associated with the alleged amended engagement agreement with Guggenheim Securities, LLC (“Guggenheim”). The lawsuit was filed against the Company by Guggenheim in which Guggenheim alleges that the Company owes certain fees and expenses of $11.1 million for services allegedly performed by Guggenheim in connection with the Business Combination consummated on October 6, 2023 (the “Guggenheim Complaint”). The Company has denied all liability. The Company filed counterclaims against Guggenheim for fraud, breach of contract, breach of fiduciary duty, and equitable rescission. On March 31, 2026, the Supreme Court of the State of New York (the “Court”) heard oral arguments on each party’s motions for summary judgment. The Court denied the Company’s motion and granted Guggenheim’s motion in part; however, the Court allowed certain of the Company’s counterclaims to proceed. The Court denied Guggenheim’s motion for summary judgment on its claims and ordered that the matter would proceed to trial. The parties filed cross notices of appeal. In light of the order from the Court for the motions for summary judgment, management reevaluated its prior conclusion regarding the likelihood of loss associated with the Guggenheim matter. Based on the current procedural posture, including the Court’s findings and the pendency of the Company’s counterclaims, management no longer believes that a loss related to Guggenheim’s claims is probable. Rather, the Company has concluded that the risk of loss is reasonably possible in accordance with ASC 450. The Company intends to vigorously defend itself against the claims alleged in the Guggenheim Complaint and the ultimate outcome of this matter remains uncertain.

These reversals reflect management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accruals pertaining to the aforementioned have been recorded as of June 30, 2026. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Chairman

As previously disclosed in the Company’s definitive proxy statement on Schedule 14A, following the Company’s 2026 Annual Meeting of Stockholders, Scott Demerau intended to resign as Executive Chairman of the Board and continue to serve as non-executive Chairman. Mr. Demerau has determined not to resign his executive role for personal reasons, and the Company and Mr. Demerau have agreed that Mr. Demerau will continue to serve in his current role as Executive Chairman.

10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the Company's directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By:	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)