Form 10-Q
period 2026-09-30
Falcon's Beyond Global, Inc.
filed 2026-11-12
CIK 1937987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, a total of 49,226,743 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 72,169,750 shares of the Registrant’s Class B common stock, par value $0.0001 per share, were issued and outstanding.

FALCON’S BEYOND GLOBAL, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Disclosure Controls and Procedures	35
PART II. OTHER INFORMATION		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

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
•
A significant portion of FCG’s revenue is derived from two large clients of FCG and any loss of, or decrease in services to, those clients could harm FCG’s results of operations.
•
The timing of recognition of revenue from FCG's and our contracted pipeline is difficult to predict with certainty and in some cases may extend over a number of fiscal years.
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
•
The Demerau family controls approximately 40% of our voting power and is able to exert significant influence over stockholder decisions because of its share ownership.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of
	(UNAUDITED) September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents ($525 and $532 restricted cash, respectively)	$1,941	$1,868
Accounts receivable ($5,180 and $2,533 related party, respectively)	7,368	3,714
Contract assets	939	3,264
Other current assets ($8,939 and $983 related party, respectively)	9,486	1,525
Total current assets	19,734	10,371
Investments and advances to equity method investments	36,681	50,717
Operating lease right-of-use assets	2,681	3,188
Property and equipment, net	852	1,022
Intangible assets, net	897	1,063
Other non-current assets	191	341
Total assets	$61,036	$66,702
Liabilities and stockholders’ equity
Accounts payable ($1,465 and $215 related party, respectively)	$3,989	$8,453
Accrued expenses and other current liabilities ($386 and $501 related party, respectively)	7,233	16,429
Contract liabilities	8,725	19
Operating lease liability, current	526	460
Short-term debt ($636 and $1,386 related party, respectively)	636	1,386
Long-term debt, current	7,903	1,769
Total current liabilities	29,012	28,516
Operating lease liability, net of current portion	1,497	1,900
Long-term debt, net of current portion ($7,563 and $5,024 related party, respectively)	7,563	12,465
Total liabilities	38,072	42,881
Commitments and contingencies – Note 7
Stockholders’ equity
Series B preferred stock ($0.0001 par value, 8,000,000 shares authorized; 7,281,267 and 6,715,721 issued and outstanding, respectively; Liquidation preference of $36.4 million and $33.6 million, respectively)	1	1
Class A common stock ($0.0001 par value, 500,000,000 shares authorized; 48,479,498 and 48,155,017 issued and outstanding, respectively)	5	4
Class B common stock ($0.0001 par value, 150,000,000 shares authorized; 47,794,750 and 47,917,820 issued and outstanding, respectively)	5	6
Additional paid-in capital	58,243	55,767
Accumulated deficit	(46,606)	(44,239)
Accumulated other comprehensive income (loss)	(82)	387
Total equity attributable to common stockholders	11,566	11,926
Noncontrolling interest	11,398	11,895
Total equity	22,964	23,821
Total liabilities and equity	$61,036	$66,702

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Services ($2,455, $2,237, $6,519 and $5,628 related party, respectively)	$5,760	$3,219	$13,436	$7,319
Product sales	1,529	835	4,847	992
Total revenue	7,289	4,054	18,283	8,311
Operating expenses:
Project design and build expense ($1,214, $0, $1,478, $0 related party, respectively)	2,264	933	4,278	1,388
Cost of product sales	1,014	475	3,172	558
Selling, general and administrative expense ($40, $51, $115 and $96 related party, respectively)	7,249	6,174	22,637	19,114
Transaction credit	—	(10)	(15,057)	(1,788)
Research and development expense ($0, $9, $0 and $184 related party, respectively)	—	(2)	—	199
Depreciation and amortization expense	126	168	390	212
Total operating expenses	10,653	7,738	15,420	19,683
Income (loss) from operations	(3,364)	(3,684)	2,863	(11,372)
Share of gain (loss) from equity method investments	(4,146)	(6,840)	(4,209)	14,944
Interest expense ($(141), $(461), $(431) and $(1,602) related party, respectively)	(185)	(930)	(577)	(3,104)
Interest income	6	4	19	9
Change in fair value of warrant liabilities	—	—	—	2,886
Foreign exchange transaction gain (loss)	26	(61)	44	2,146
Gain on bargain purchase of OES Acquisition	—	1,098	—	1,098
Net income (loss) before taxes	$(7,663)	$(10,413)	$(1,860)	$6,607
Income tax (expense) benefit	—	1	—	1
Net income (loss)	$(7,663)	$(10,412)	$(1,860)	$6,608
Net income (loss) attributable to noncontrolling interest	(3,805)	(6,038)	(914)	3,371
Net income (loss) attributable to common stockholders	(3,858)	(4,374)	(946)	3,237
Net income (loss) per share
Net income (loss) per share, basic	(0.09)	(0.13)	(0.05)	0.07
Net income (loss) per share, diluted	(0.09)	(0.13)	(0.05)	0.04
Weighted average shares outstanding, basic	49,400,400	37,529,174	49,313,250	37,458,975
Weighted average shares outstanding, diluted	49,400,400	37,529,174	49,313,250	37,521,292
Other Comprehensive income (loss):
Net income (loss)	$(7,663)	$(10,412)	$(1,860)	$6,608
Foreign currency translation income (loss)	(129)	94	(934)	1,441
Total comprehensive income (loss)	$(7,792)	$(10,318)	$(2,794)	$8,049
Comprehensive income (loss) attributable to noncontrolling interest	(3,869)	(5,986)	(1,379)	4,169
Total comprehensive income (loss) attributable to common stockholders	$(3,923)	$(4,332)	$(1,415)	$3,880

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income (loss)	$(1,860)	$6,608
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	390	212
Foreign exchange transaction gain (loss)	(64)	—
Share of gain (loss) from equity method investments	4,209	(14,944)
Interest converted to preferred stock	—	441
Change in fair value of warrants	—	(2,886)
Share based compensation expense	1,871	1,214
Distribution from equity method investment PDP	3,451	—
Gain on bargain purchase of OES Acquisition	—	(1,098)
Changes in assets and liabilities:
Accounts receivable ($(2,647) and $(369) related party, respectively)	(3,659)	(1,068)
Contract assets	2,325	(1,464)
Deferred transaction costs	—	588
Other current assets	(6)	(319)
Other non-current assets	155	(1)
Accounts payable ($1,250 and $(1,536) related party, respectively)	(4,463)	(2,495)
Accrued expenses and other current liabilities ($(116) and $268 related party, respectively)	(9,111)	(5,389)
Contract liabilities	8,706	228
Operating lease assets and liabilities	170	93
Net cash provided by (used in) operating activities	2,114	(20,280)
Cash flows from investing activities
Purchase of property and equipment	(56)	(133)
Proceeds from sale of equipment	—	2
Short-term advances to affiliate – related party	(7,956)	(2,003)
Issuance of short-term loan	(200)	—
Repayment of short-term loan	200	—
Distribution from equity method investment PDP	—	26,955
Distribution from equity method investment Karnival	5,450	—
OES Acquisition	—	(1,632)
Net cash provided by (used in) investing activities	(2,562)	23,189
Cash flows from financing activities
Proceeds from issuance of Series B preferred stock ($0 and $1,500 related party, respectively)	—	8,033
Repayment of debt ($(750) and $(268) related party, respectively)	(2,065)	(1,759)
Proceeds from related party credit facilities	4,370	1,769
Repayment of related party credit facilities	(1,831)	(5,384)
Proceeds from RSUs issued to affiliates	799	529
Settlement of RSUs	(736)	(420)
Net cash provided by (used in) financing activities	537	2,768
Net increase (decrease) in cash and cash equivalents	89	5,677
Foreign exchange impact on cash	(16)	(2,245)
Cash and cash equivalents at beginning of year	1,868	825
Cash and cash equivalents at end of period	$1,941	$4,257
Supplemental disclosures:
Cash paid for interest	$608	$1,709
Non-cash activities:
Debt to series B preferred stock conversion - principal	—	20,265
Conversion of warrants to common shares, Class A	—	1,825
Conversion of Class B Common Stock to Class A Common Stock	84	17

See accompanying notes to unaudited condensed consolidated financial statements.

FALCON’S BEYOND GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands of U.S. dollars, except unit and share data)

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity (deficit) attributable to common	Noncontrolling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	interest	(deficit)
December 31, 2024	—	—	36,106,345	$3	44,815,937	$5	$37,808	$(243)	$(46,538)	$(8,965)	$(11,132)	$(20,097)
Conversion of Class B common stock to Class A common stock	—	—	1,750	—	(1,750)	—	(18)	—	—	(18)	18	—
Reclassification of warrants to equity			—	—	—	—	815	—	—	815	1,010	1,825
RSU issuances	—	—	118,832	—	—	—	148	—	—	148	184	332
Net income (loss)	—	—	—	—	—	—	—	—	(3,615)	(3,615)	(4,477)	(8,092)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	38	—	38	47	85
March 31, 2025	—	$—	36,226,927	$3	44,814,187	$5	$38,753	$(205)	$(50,153)	$(11,597)	$(14,350)	$(25,947)
RSU issuances	—	—	5,878	—	—	—	222	—	—	222	275	497
Net income (loss)	—	—	—	—	—	—	—	—	11,226	11,226	13,886	25,112
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	563	—	563	699	1,262
June 30, 2025	—	$—	36,232,805	$3	44,814,187	$5	$38,975	$358	$(38,927)	$414	$510	$924
Series B preferred stock issued	1,655,416	—	—	—	—	—	3,701	—	—	3,701	4,576	8,277
Series B preferred stock issued, debt to equity conversion	4,092,326	1	—	—	—	—	9,148	—	—	9,149	11,313	20,462
RSU issuances	—	—	15,000	—	—	—	219	—	—	219	272	491
Net income (loss)	—	—	—	—	—	—	—	—	(4,374)	(4,374)	(6,038)	(10,412)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	42	—	42	52	94
September 30, 2025	5,747,742	$1	36,247,805	$3	44,814,187	$5	$52,043	$400	$(43,301)	$9,151	$10,685	$19,836

	Preferred Stock		Common Stock, Class A		Common Stock, Class B		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity attributable to common	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	stockholders	interest	equity
December 31, 2025	6,715,721	1	48,155,017	$4	47,917,820	$6	$55,767	$387	$(44,239)	$11,926	$11,895	$23,821
Conversion of Class B common stock to Class A common stock	—	—	350	—	(350)	—	41	—	—	41	(41)	—
Preferred stock dividend	182,148	—	—	—	—	—	457	—	(457)	—	—	—
RSU issuances	—	—	169,375	—	—	—	197	—	—	197	195	392
Net income (loss)	—	—	—	—	—	—	—	—	3,072	3,072	3,049	6,121
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(321)	—	(321)	(319)	(640)
March 31, 2026	6,897,869	$1	48,324,742	$4	47,917,470	$6	$56,462	$66	$(41,624)	$14,915	$14,779	$29,694
Conversion of Class B common stock to Class A common stock	—	—	122,720	1	(122,720)	(1)	41	—	—	41	(41)	—
Preferred stock dividend	189,091	—	—	—	—	—	475	—	(475)	—	—	—
RSU issuances	—	—	17,036	—	—	—	346	—	—	346	349	695
Net income (loss)	—	—	—	—	—	—	—	—	(160)	(160)	(158)	(318)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(83)	—	(83)	(82)	(165)
June 30, 2026	7,086,960	$1	48,464,498	$5	47,794,750	$5	$57,324	$(17)	$(42,259)	$15,059	$14,847	$29,906
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	2	—	—	2	(2)	—
Preferred stock dividend	194,307	—	—	—	—	—	489	—	(489)	—	—	—
RSU issuances	—	—	15,000	—	—	—	428	—	—	428	422	850
Net income (loss)	—	—	—	—	—	—	—	—	(3,858)	(3,858)	(3,805)	(7,663)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	(65)	—	(65)	(64)	(129)
September 30, 2026	7,281,267	$1	48,479,498	$5	47,794,750	$5	$58,243	$(82)	$(46,606)	$11,566	$11,398	$22,964

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

Based on developments from the court cases related to the Business Combination, payments of previously accrued expenses are no longer probable, which resulted in the recognition of a transaction credit of $0 and $15.1 million for the three and nine months ended September 30, 2026, respectively. Following the reversal of these no longer probable accrued transaction expenses, the Company has a remaining accrual for transaction expenses related to the Business Combination of $1.1 million. See “Note 7 – Commitments and contingencies” for additional discussion.

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

Nature of operations

The Company is a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, intellectual property (“IP”), and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative (“FC”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within the Company’s operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through six operating segments as of September 30, 2026. FC, consisting of Falcon's Creative Group (“FCG”) and Falcon's Beyond Creative (“FBC”), provides creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and Other Brand and Media Services, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L., a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”) (“PDP”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

Liquidity

The Company has continued to invest in initiatives focused primarily on expanding its Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. Historically, these activities have contributed to operating losses and negative cash flows from operations. For the nine months ended September 30, 2026, however, the Company generated net cash provided by operating activities of $2.1 million, representing an improvement in operating cash flows compared with prior comparable periods. As required by Accounting Standards Codification (“ASC”) 205-40, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

The Company’s development plans and associated working capital needs have been funded by a combination of debt and equity investments from its stockholders and the sale of non-core assets. The Company expects to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support its ongoing growth strategy and working capital requirements. As of September 30, 2026, the Company had a working capital deficit of $9.3 million, driven by the $7.0 million Deferred Loan Settlement, which is included within the $8.5 million of debt obligations classified as current based on their contractual maturity dates, and $8.7 million of contract liabilities. Contract liabilities increased as a result of billings and customer payments received in advance of satisfying the related performance obligations, primarily under new creative and attraction services contracts. Although these contract liabilities are classified as current liabilities, their settlement is generally expected to occur through the delivery of goods and services and the recognition of revenue rather than through a cash repayment. The Company continues to evaluate financing alternatives with respect to these obligations and may utilize available cash to settle such obligations, to the extent sufficient liquidity is available. See “Note 6 – Long-term debt and borrowing arrangements” and “Note 3 – Revenue” for additional discussion.

Management’s assessment of the Company’s ability to meet its obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of its operating plan and certain financing and capital initiatives. While the Company generated positive cash flows from operations for the nine months ended September 30, 2026, following negative operating cash flows in prior comparable periods, the Company continues to have ongoing capital needs to support its growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to take active steps to strengthen its capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
•
Creative and attraction services: The FBC segment provides creative and advisory services including destination strategy, master planning, and experiential and attraction design for entertainment and hospitality destinations. The Falcon's Attractions segment provides engineering services, fabrication, integration, installation and maintenance services and in-service support for ride systems and attraction hardware. Both segments typically are under project-specific contractual arrangements or on a time-and-materials basis. Revenue from project-based arrangements is recognized over time using the cost-to-cost input method when the criteria for over-time recognition are met, based on costs incurred relative to total estimated costs. Revenue from time-and-materials arrangements is recognized over time as the services are provided using the right-to-invoice practical expedient when the amount invoiced corresponds directly to the value of the Company’s performance completed to date.
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
•
Destinations operations services and Creative and attraction services for time-and-materials contracts generally consist of a single performance obligation satisfied over time, representing a series of distinct services that are substantially the same and have the same pattern of transfer.
•
Creative and attraction services for project-based contracts typically contain a single performance obligation involving the delivery of highly customized and integrated goods and services.

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

The Company provides credit to its customers located both inside and outside the United States in its normal course of business. Receivables are presented net of an allowance for credit losses based on the Company’s assessment of the collectability of customer accounts. The Company maintains an allowance that provides for an adequate reserve to cover estimated losses on receivables as well as contract assets. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company’s historical credit loss experience and taking into consideration current market conditions and supportable forecasts that affect the collectability of the reported amount. The Company regularly evaluates receivable and contract asset balances considering factors such as the customer’s creditworthiness, historical payment experience and the age of the outstanding balance. The Company incurred $0 and less than $0.1 million of credit loss expense during the three and nine months ended September 30, 2026, respectively. Changes to expected credit losses during the period are included in Selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). After concluding that a reserved accounts receivable is no longer collectible, the Company reduces both the gross receivable and the allowance for credit losses. There was no allowance for credit losses as of both September 30, 2026 and December 31, 2025.

The Company had three customers that each accounted for more than 10% of total revenue for the periods presented below. Revenue from Customer A was primarily attributable to unallocated corporate revenues. Revenue from Customer B and Customer C was primarily attributable to the Falcon's Attractions segment.

Customers representing more than 10% of total revenue consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Customer A – related party, FCG	$2,042	$1,795	$5,958	$5,040
Customer B	1,150	1,542	6,205	2,229
Customer C	2,193	*	2,760	*

* Less than 10%

Customers representing more than 10% of total accounts receivable consisted of:

	As of
	September 30, 2026	December 31, 2025
Customer A – related party, FCG	$4,819	$2,363
Customer B	737	809
Customer C	742	*

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

Recently issued accounting standards not yet adopted as of September 30, 2026

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

3.
Revenue

Disaggregated components of revenue consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue transferred over time:
Shared services	$1,985	$1,793	$5,770	$5,017
Destinations operations services	414	442	561	588
Creative and attraction services	3,361	984	7,105	1,714
	5,760	3,219	13,436	7,319
Revenue transferred at a point in time:
Product sales	1,529	835	4,847	992
	$7,289	$4,054	$18,283	$8,311

Accounts receivable consisted of:

	As of
	September 30, 2026	December 31, 2025
Related party	$5,180	$2,533
Third party	2,188	1,181
	$7,368	$3,714

During the nine months ended September 30, 2026, the Company recognized $2.6 million of revenue from contract liabilities, including amounts previously included as of January 1, 2026. The contract liabilities outstanding at the beginning of the year were fully recognized as revenue during the period.

As of September 30, 2026, the aggregate amount of the transaction price for open contracts allocated to remaining performance obligations was $28.0 million. The Company expects to recognize approximately 93% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Geographic information

Geographic revenues are attributed to the location of the Company's customer contracts. Except for the United States, no individual country represented more than 10% of total revenue. Geographic revenues consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$5,871	$3,426	$14,606	$7,531
International:
Europe	414	442	603	588
Asia	897	123	2,724	123
Middle East	107	63	350	69
	$7,289	$4,054	$18,283	$8,311

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

ii)
PDP

PDP is an unconsolidated joint venture with Meliá Hotels International, S.A. (“Meliá Group”) for the development and operation of hotel resorts and theme parks. The Company has 50% voting rights and shares 50% of profits and losses in this joint venture. PDP operates one hotel resort and theme park located in Mallorca, Spain. PDP operated a hotel located at Tenerife in the Canary Islands until the sale on May 30, 2025. In March 2026 and August 2026, the Company received two distributions from PDP in the amount of $1.7 million related to performance from the Mallorca property, resulting in total distributions of $3.4 million for the nine months ended September 30, 2026.

iii)
Karnival

The Company has a 50% interest in Karnival, an unconsolidated joint venture with Raging Power Limited, a subsidiary of New World Development Company Limited (“Raging Power”). The purpose of the joint venture was to hold ownership interests in entities developing and operating amusement centers located in the People’s Republic of China. The Company has concluded that Karnival is a VIE, because the Company does not have the power to direct the activities that most significantly impact the economic performance of Karnival, as such decisions are taken by the unanimous consent of the representatives of the joint venture partners. The Company, therefore, does not consolidate Karnival and accounts for the investment as an equity method investment. In October 2025, the Company and its joint venture partners agreed to terminate this project and wind up the joint venture due to protracted delays in the underlying location development schedule. In March 2026, April 2026 and June 2026, the Company received partial distributions from Karnival in the amount of $1.5 million, $1.9 million and $2.0 million, respectively, resulting in total distributions of $5.4 million for the nine months ended September 30, 2026.

Investments and advances to equity method investments consisted of:

	As of
	September 30, 2026	December 31, 2025
FCG	$10,908	$17,844
PDP	25,773	28,648
Karnival	—	4,225
	$36,681	$50,717

Share of income (loss) from equity method investments consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FCG	$(5,881)	$(5,378)	$(6,936)	$(9,261)
PDP	1,735	1,534	1,502	27,147
Karnival	—	(2,996)	1,225	(2,942)
	$(4,146)	$(6,840)	$(4,209)	$14,944

Share of income (loss) from FCG consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share of FCG net income (loss) (excluding gain on sale of land)	$(4,210)	$(3,776)	$(3,575)	$(4,471)
Share of FCG net income (loss) from gain on sale of land	—	—	1,623	—
Preferred unit dividend accretion	(845)	(776)	(2,507)	(2,313)
Basis difference amortization	(826)	(826)	(2,477)	(2,477)
	$(5,881)	$(5,378)	$(6,936)	$(9,261)

Share of income (loss) from PDP consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share of PDP net income (excluding gain on sale from Tenerife and impairment of PDP)	$1,735	$1,270	$1,502	$2,460
Share of PDP net income from gain on sale of Tenerife	—	264	—	30,019
Impairment of PDP	—	—	—	(5,332)
	$1,735	$1,534	$1,502	$27,147

Share of income (loss) from Karnival consisted of:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share of Karnival net income (loss) (excluding gain on excess distributions over investment)	$—	$9	$24	$63
Gain on excess distributions over investment of Karnival	—	—	1,201	—
Impairment of Karnival	—	(3,005)	—	(3,005)
	$—	$(2,996)	$1,225	$(2,942)

Summarized balance sheet information for the Company’s equity method investments consisted of:

	As of
	September 30, 2026			December 31, 2025
	FCG	PDP	Karnival	FCG	PDP	Karnival
Current assets	$36,070	$23,435	$115	$33,807	$25,280	$14,081
Non-current assets	24,041	48,532	—	23,824	51,111	2,785
Current liabilities	20,387	6,311	7	17,094	4,006	15,506
Non-current liabilities	7,391	3,976	—	6,252	4,614	—

5.
Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2026	December 31, 2025
Transaction and professional fees	$4,016	$14,472
Accrued payroll and related expenses	2,122	801
Accrued interest	386	501
Attraction services and product costs	309	223
Other	400	432
	$7,233	$16,429

6.
Long-term debt and borrowing arrangements

Indebtedness consisted of:

	As of
	September 30, 2026		December 31, 2025
	Amount	Interest Rate	Amount	Interest Rate
$5.5 million revolving credit arrangement – related party	$3,238	6.59%	$5,024	7.18%
$15.0 million revolving credit arrangement – related party	4,325	6.59%	—	—%
$0.9 million term loan – related party	636	11.75%	636	11.75%
€7.0 million term loan	935	4.35%	2,172	4.38%
€1.5 million term loan (2)	—	—%	151	1.70%
Deferred Loan Settlement	6,968	—%	6,887	—%
$0.5 million demand note – related party (1)	—	—%	500	4.60%
$0.25 million demand note – related party (3)	—	—%	250	4.60%
	16,102		15,620
Less: Current portion of long-term debt and short-term debt	(8,539)		(3,155)
	$7,563		$12,465

(1) $0.5 million demand note; repaid in full February 2026.

(2) €1.5 million term loan due April 2026; repaid in full April 2026.

(3) $0.25 million demand note; repaid in full May 2026.

The Company's debt is carried at amortized cost. Fair values are estimated based on quoted market prices for similar instruments. The Company considers its debt to be Level 2 in the fair value hierarchy.

The estimated fair value of the $5.5 million revolving credit arrangement, $15.0 million revolving credit arrangement and Deferred Loan Settlement as of September 30, 2026 was $2.0 million, $3.1 million and $6.7 million, respectively. The estimated fair value of the €7.0 million term loan, $5.5 million revolving credit arrangement and Deferred Loan Settlement as of December 31, 2025 was $2.0 million, $3.3 million and $5.9 million, respectively.

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

$0.9 million term loan

Falcon's Opco has a one-year $0.9 million term loan with Katmandu Ventures, LLC (“Katmandu Ventures”). The loan bears a fixed interest rate at 11.75% per annum. Interest and principal payments were due May 16, 2025. As of September 30, 2026, accrued interest on the loan is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company is in negotiations to amend the loan.

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

These reversals reflect management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accruals pertaining to the aforementioned have been recorded as of September 30, 2026. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

Indemnification

In the ordinary course of business, the Company enters into certain agreements that provide for indemnification by the Company of varying scope and terms to customers, vendors, directors, officers, employees, and other parties with respect to certain matters. Indemnification includes losses from breach of such agreements, services provided by the Company, or third-party intellectual property infringement claims. These indemnities may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments, in some circumstances, are not subject to a cap. As of September 30, 2026, and December 31, 2025, there were no known events or circumstances that have resulted in a material indemnification liability.

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

As of both September 30, 2026 and December 31, 2025, there are 5,177,089 warrants outstanding which will be exchanged for 1,294,272 shares of Class A Common Stock on October 6, 2028.

9.
Net income (loss) per share

The weighted average shares of common stock outstanding used to determine the Company’s net income (loss) per share reflects the following:

	Three months ended		Nine months ended
(amounts in thousands, except number of shares and amount per share)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$(7,663)	$(10,412)	$(1,860)	$6,608
Net income (loss) attributable to noncontrolling interests	(4,246)	(5,943)	(2,464)	3,309
Series B Preferred Stock dividends	(972)	(508)	(2,828)	(508)
Income allocated to participating Series B Preferred Stock	—	—	(337)	(37)

Net income (loss) available to Class A common stockholders	(4,389)	(4,977)	(2,561)	2,754
Adjustment for dilutive warrants	—	—	—	(1,306)
Dilutive net income (loss) attributable to Class A common stockholders	$(4,389)	$(4,977)	$(2,561)	$1,448
Denominator:
Weighted average Class A common stock outstanding – basic	49,400,400	37,529,174	49,313,250	37,458,975
Adjustment for dilutive warrants	—	—	—	62,317
Weighted average Class A common stock outstanding – diluted	49,400,400	37,529,174	49,313,250	37,521,292

Net income (loss) per Class A common share – basic:	(0.09)	(0.13)	(0.05)	0.07
Net income (loss) per Class A common share – diluted:	(0.09)	(0.13)	(0.05)	0.04

The following securities were not included in the computation because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Class A earnout shares	625,000	1,000,000	625,000	1,000,000
Class B earnout shares	24,375,000	39,000,000	24,375,000	39,000,000
Series B Preferred Stock shares	7,281,267	5,747,742	7,281,267	5,747,742
RSUs	834,260	919,564	834,260	874,365
Class A shares subject to forfeiture under the deferred settlement agreement	360,000	—	360,000	—

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

Restricted Stock Units
Nonvested at January 1, 2026	688,250
Granted	275,686
Forfeited	(14,153)
Vested	(115,523)
Nonvested shares outstanding at September 30, 2026	834,260

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

The Company recognized stock-based compensation expense of $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The $0.2 million and $0.1 million compensation costs for RSUs granted to FCG employees for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, are recognized as a reimbursement from FCG and do not impact the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2026 and December 31, 2025, stock-based compensation expense not yet recognized relating to nonvested awards was $5.5 million and $5.8 million, respectively, of which $1.8 million and $2.3 million relates to compensation cost for RSUs granted to FCG employees, respectively. Stock compensation expense recognized by FCG is reimbursed to FBG.

11.
Income taxes

The tax provisions for the three and nine months ended September 30, 2026, and 2025 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2026, and 2025. The Company paid no income taxes for the three and nine months ended September 30, 2026, and 2025.

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

13.
Segment information

During the third quarter of 2026, the Company commenced operations of FBC. As of September 30, 2026, the Company had six reportable operating segments: FCG, FBC, Destinations Operations, PDP, Falcon's Attractions, and Other Brand and Media Services. The segment previously referred to as FBB-Other was renamed Other Brand and Media Services. The Company’s chief operating decision maker (“CODM”) is its Executive Chairman and Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. Operating segments are organized based on product lines and, for our location-based entertainment, by geography. The CODM assesses the segments' performance by using each segment's income (loss) from operations, these results are used predominantly in the budgeting and forecasting process. The CODM consider segment results when making decisions about the allocation of operating and capital resources. Segment income (loss) from operations include costs directly attributable to the segment including project design and build expenses, cost of product sales, selling, general and administrative expenses, research and development expenses, and the share of gain (loss) from equity method investments excluding impairments. Unallocated corporate expenses which include accounting, audit, and professional services fees that support external reporting activities, are presented as a reconciling item between total segment income (loss) from operations and the Company’s unaudited condensed consolidated financial statement results.

FCG and FBC provide creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. For the purpose of assessing financial performance and making resource allocation decisions, the CODM reviews full FCG results as if FCG was consolidated, instead of only the share of FCG's equity method gain. To reconcile total segment revenue to the Company's total consolidated revenue, FCG's segment revenue is eliminated. To reconcile Segment loss from operations to the Company's consolidated net income before taxes, FCG's Segment income from operations is eliminated and the Company's share of FCG's equity method loss is added.

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

Falcon's Attractions designs, engineers, manufactures, and sells proprietary and customized ride systems, attraction hardware, and related technologies for theme parks, location‑based entertainment venues, and destination developments worldwide. Other Brand and Media Services is utilized for the development and commercialization of Company owned and third-party intellectual property through consumer products and media.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three months ended September 30, 2026
	Falcon’s Creative		Falcon's Beyond Destinations		Falcon's Beyond Brands
	Falcon's Creative Group	Falcon's Beyond Creative	Destinations Operations	PDP	Falcon's Attractions	Other Brand and Media Services	Segment Total
Revenue external customers:
Services	$5,238	$1,024	$414	$—	$2,337	$—	$9,013
Product sales	—	—	—	—	1,529	—	1,529
Total revenue	5,238	1,024	414	—	3,866	—	10,542

Reconciliation of revenue
Revenue corporate unallocated							1,985
Revenue FCG							(5,238)
Total consolidated revenue							7,289

Project design and build expense	(3,671)	(697)	—	—	(1,566)	—
Cost of product sales	—	—	—	—	(1,014)	—
Selling, general and administrative	(5,208)	(202)	(269)	—	(2,439)	(241)
Research and development expense	(3)	—	—	—	—	—
Share of gain (loss) from equity method investments	—	—	—	1,735	—	—
Segment income (loss) from operations	$(3,644)	$125	$145	$1,735	$(1,153)	$(241)	$(3,033)

	Three months ended September 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$5,745	$442	$—	$984	$—	$7,171
Product sales	—	—	—	835	—	835
Total revenue	5,745	442	—	1,819	—	8,006

Reconciliation of revenue
Revenue corporate unallocated						1,793
Revenue FCG						(5,745)
Total consolidated revenue						4,054

Project design and build expense	(6,005)	—	—	(933)	—
Cost of product sales	—	—	—	(475)	—
Selling, general and administrative	(2,914)	(332)	—	(2,141)	(286)
Research and development expense	—	(9)	—	—	—
Share of gain (loss) from equity method investments, excluding impairment of Karnival	—	9	1,270	—	—
Segment income (loss) from operations	$(3,174)	$110	$1,270	$(1,730)	$(286)	$(3,810)

	Nine months ended September 30, 2026
	Falcon’s Creative		Falcon's Beyond Destinations		Falcon's Beyond Brands
	Falcon's Creative Group	Falcon's Beyond Creative	Destinations Operations	PDP	Falcon's Attractions	Other Brand and Media Services	Segment Total
Revenue external customers:
Services	$30,771	$1,047	$561	$—	$6,058	$—	$38,437
Product sales	—	—	—	—	4,847	—	4,847
Total revenue	30,771	1,047	561	—	10,905	—	43,284

Reconciliation of revenue
Revenue corporate unallocated							5,770
Revenue FCG							(30,771)
Total consolidated revenue							18,283

Project design and build expense	(19,225)	(717)	—	—	(3,560)	(1)
Cost of product sales	—	—	—	—	(3,172)	—
Selling, general and administrative	(13,408)	(202)	(836)	—	(7,547)	(543)
Research and development expense	(3)	—	—	—	—	—
Share of gain (loss) from equity method investments, excluding gain on excess distributions over investment of Karnival	—	—	25	1,501	—	—
Segment income (loss) from operations	$(1,865)	$128	$(250)	$1,501	$(3,374)	$(544)	$(4,404)

	Nine months ended September 30, 2025
	Falcon’s	Falcon's Beyond Destinations		Falcon's Beyond Brands
	Creative Group	Destinations Operations	PDP	Falcon's Attractions	Other	Segment Total
Revenue external customers:
Services	$24,336	$588	$—	$1,714	$—	$26,638
Product sales	—	—	—	992	—	992
Total revenue	24,336	588	—	2,706	—	27,630

Reconciliation of revenue
Revenue corporate unallocated						5,017
Revenue FCG						(24,336)
Total consolidated revenue						8,311

Project design and build expense	(18,775)	—	—	(1,388)	—
Cost of product sales	—	—	—	(558)	—
Selling, general and administrative	(8,447)	(946)	—	(5,230)	(709)
Research and development expense	(2)	(215)	—	—	—
Share of gain (loss) from equity method investments, excluding gain on Tenerife Sale and impairment of PDP and impairment of Karnival	—	63	2,459	—	—
Segment income (loss) from operations	$(2,888)	$(510)	$2,459	$(4,470)	$(709)	$(6,118)

A reconciliation of segment income (loss) from operations to net income (loss) before taxes is as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Segment income (loss) from operations	$(3,033)	$(3,810)	$(4,404)	$(6,118)
Unallocated corporate overhead	(2,114)	(1,611)	(7,739)	(7,195)
Elimination FCG segment income (loss) from operations	3,644	3,174	1,865	2,888
Share of income (loss) from FCG	(5,881)	(5,378)	(6,936)	(9,261)
Transaction credit	—	10	15,057	1,788
Depreciation and amortization expense	(126)	(168)	(390)	(212)
Share of equity method investee's gain on Tenerife Sale	—	264	—	30,019
Impairment of PDP	—	—	—	(5,332)
Gain on excess distributions over investment of Karnival	—	—	1,201	—
Impairment of Karnival	—	(3,005)	—	(3,005)
Interest expense	(185)	(930)	(577)	(3,104)
Interest income	6	4	19	9
Change in fair value of warrant liabilities	—	—	—	2,886
Foreign exchange transaction gain (loss)	26	(61)	44	2,146
Gain on bargain purchase of OES Acquisition	—	1,098	—	1,098
Net income (loss) before taxes	$(7,663)	$(10,413)	$(1,860)	$6,607

Identifiable assets and capital expenditures are comprised of:

	Total Assets		Capital Expenditures
	As of		Nine months ended
	September 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
FCG	$10,908	$17,844	$70	$472
FBC	158	—	—	—
Destinations Operations	657	4,610	—	—
PDP	25,773	28,648	—	—
Falcon's Attractions	8,877	10,328	54	128
Other Brand and Media Services	7	46	—	—
Unallocated corporate assets and intersegment eliminations	14,656	5,226	(68)	(467)
	$61,036	$66,702	$56	$133

14.
Related party transactions

Other current assets

The Company has a short-term advance to fund working capital to FCG for $8.9 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.

Related party loans

The Company has two financing agreements with Infinite Acquisitions with a total outstanding balance of $7.6 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $0.6 million as of September 30, 2026. The loan was due on May 16, 2025 and the Company is in negotiations to amend the loan. There was a total outstanding balance of $1.1 million as of December 31, 2025, which was inclusive of a second financing agreement that was repaid in full during February 2026.

See “Note 6 – Long-term debt and borrowing arrangements” for additional information.

Services provided to equity method investments

Destinations Operations recognizes management and incentive fees from the Company’s equity method investments. See “Note 3 – Revenue” for additional information.

Transactions between FCG and the Company

Transactions between FCG and the Company, primarily related to the Intercompany Services Agreement, are summarized as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sales to FCG included in:
Services	$2,042	$1,795	$5,958	$5,040
Costs from FCG included in:
Project design and build expense	1,214	—	1,478	—
Selling, general and administrative expense	23	51	80	96
Research and development expense	—	9	—	184

	As of
	September 30, 2026	December 31, 2025
Assets from FCG included in:
Accounts receivable	$4,819	$2,363
Liabilities to FCG included in:
Accounts payable	1,465	214

Equity method investment financing

Scott Demerau, the Executive Chairman and his wife are investors of the lender that provided $2.75 million financing to a third party buyer of land sold by FCG in February 2026.

15.
Subsequent events

The Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated financial statements and determined that no subsequent events occurred that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to supplement our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2026, and 2025, included elsewhere in this Quarterly Report. We intend for this discussion to provide the reader with information to assist in understanding our unaudited condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period along with the primary factors that accounted for those changes. Certain information contained in this management’s discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” in this Quarterly Report.

Overview of Business

We are a visionary entertainment and technology enterprise at the forefront of the global experience economy. We design, develop, engineer, deliver, and commercialize immersive physical and digital experiences for leading brands, developers, and destination operators worldwide, as well as for our own portfolio of entertainment and technology concepts. Our business is built on an integrated experience platform that brings together creative development, proprietary technologies, advanced engineering, IP, and operational execution to enable the repeatable creation, deployment, and scaling of entertainment experiences across multiple formats and locations globally. We operate through three complementary business divisions: Falcon’s Creative (“FC”), Falcon’s Beyond Brands (“FBB”), and Falcon’s Beyond Destinations (“FBD”), each of which serves a distinct role within our operating model and participates in different stages of value creation within the experience economy. These divisions are conducted through six operating segments. FC, consisting of Falcon's Beyond Creative (“FBC”) and Falcon's Creative Group (“FCG”) provided creative and advisory services including destination strategy, master planning, experiential and attraction design, digital media, interactive software, IP development, and creative guardianship for entertainment and hospitality destinations. FBB, consisting of Falcon's Attractions and Other Brand and Media Services, encompasses a broad portfolio of intellectual property, proprietary technologies, and operating businesses that design, engineer, commercialize, and deploy entertainment systems, products, content, and experiences across physical and digital environments. FBD, consisting of Producciones de Parques, S.L. (“PDP”), a joint venture between Falcon’s and Meliá Hotels International, S.A. (“Meliá”), and Destinations Operations, develops, owns, operates, and expands entertainment venues, hospitality experiences, and branded destination concepts across a variety of location‑based formats, utilizing proprietary and third‑party intellectual property.

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

The following reflects our results of operations for the three and nine months ended September 30, 2026 and 2025.

Liquidity and Going Concern

We have continued to invest in initiatives focused primarily on expanding our Falcon's Beyond Brands division, including product development, talent acquisition, and selective strategic investments. Historically, these activities have contributed to operating losses and negative cash flows from operations. For the nine months ended September 30, 2026, however, we generated net cash provided by operating activities of $2.1 million, representing an improvement in operating cash flows compared with prior comparable periods. Nonetheless, we evaluated our ability to continue as a going concern through at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

Our development plans and associated working capital needs have been funded by a combination of debt and equity investments from our stockholders and the sale of non-core assets. We expect to continue utilizing a mix of these funding sources, including access to capital markets, additional financing arrangements, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025 to support our ongoing growth strategy and working capital requirements. As of September 30, 2026, we have a working capital deficit of $9.3 million that was driven by the Deferred Loan Settlement of $7.0 million, which is included within the $8.5 million of debt obligations classified as current based on their contractual maturity dates, and $8.7 million of contract liabilities. Contract liabilities increased as a result of billings and customer payments received in advance of satisfying the related performance obligations, primarily under new creative and attraction services contracts. Although these contract liabilities are classified as current liabilities, their settlement is generally expected to occur through the delivery of goods and services and the recognition of revenue rather than through a cash repayment. We continue to evaluate financing alternatives with respect to these obligations and may utilize available cash to settle such obligations, to the extent sufficient liquidity is available. See “Note 6 – Long-term debt and borrowing arrangements” and “Note 3 – Revenue” in our unaudited condensed consolidated financial statements for further discussion.

We assess our ability to meet obligations over the next twelve months based on current liquidity levels and assume the continued execution of our operating plan and certain financing and capital initiatives. While we generated positive cash flows from operations for the nine months ended September 30, 2026, following negative operating cash flows in prior comparable periods, we continue to have ongoing capital needs to support our growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. There can be no assurance that additional capital or financing, if obtained, will provide sufficient funding for the next twelve months from the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q does not reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented. The following table summarizes our results of operations for the following periods:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue	$7,289	$4,054	$3,235	$18,283	$8,311	$9,972
Expenses:
Project design and build expense	2,264	933	1,331	4,278	1,388	2,890
Cost of product sales	1,014	475	539	3,172	558	2,614
Selling, general and administrative expense	7,249	6,174	1,075	22,637	19,114	3,523
Transaction credit	—	(10)	10	(15,057)	(1,788)	(13,269)
Research and development expense	—	(2)	2	—	199	(199)
Depreciation and amortization expense	126	168	(42)	390	212	178
Income (loss) from operations	(3,364)	(3,684)	320	2,863	(11,372)	14,235
Share of gain (loss) from equity method investments	(4,146)	(6,840)	2,694	(4,209)	14,944	(19,153)
Interest expense	(185)	(930)	745	(577)	(3,104)	2,527
Interest income	6	4	2	19	9	10
Change in fair value of warrant liabilities	—	—	—	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	26	(61)	87	44	2,146	(2,102)
Gain on bargain purchase of OES Acquisition	—	1,098	(1,098)	—	1,098	(1,098)
Net income (loss) before taxes	$(7,663)	$(10,413)	$2,750	$(1,860)	$6,607	$(8,467)
Income tax (expense) benefit	—	1	(1)	—	1	(1)
Net income (loss)	$(7,663)	$(10,412)	$2,749	$(1,860)	$6,608	$(8,468)

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue transferred over time:
Shared services	$1,985	$1,793	$192	$5,770	$5,017	$753
Destinations operations services	414	442	(28)	561	588	(27)
Creative and attraction services	3,361	984	2,377	7,105	1,714	5,391
	$5,760	$3,219	$2,541	$13,436	$7,319	$6,117
Revenue transferred at a point in time:
Product sales	1,529	835	694	4,847	992	3,855
	$7,289	$4,054	$3,235	$18,283	$8,311	$9,972

Revenue increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by the growth of the Falcon's Attractions and FBC businesses. As of September 30, 2026, Falcon's Attractions and Falcon's Beyond Creative had a contracted pipeline of $17.1 million and $10.9 million, respectively.

Project design and build expense

Project design and build expense increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by new attractions service contracts.

Cost of product sales

Cost of product sales increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by new attractions product sales.

Selling, general and administrative expense

Selling, general and administrative expense increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by the OES integration, growth of attraction services, and support functions required to scale operations.

Transaction credit

We recognized a transaction credit of $15.1 million for the nine months ended September 30, 2026 for the reversal of accrued transaction expenses related to the Business Combination. See “Note 7 – Commitments and contingencies” in our unaudited condensed consolidated financial statements for additional discussion.

We recognized a transaction credit of $3.5 million for the nine months ended September 30, 2025, as a result of a transaction expense settlement. The transaction credit was partially offset by $1.7 million transaction expenses for the nine months ended September 30, 2025 related to a proposed underwritten offering of our Class A common stock that was not completed.

Share of gain (loss) from equity method investments

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Share of PDP net gain (loss) (excluding gain on sale from Tenerife and impairment of PDP)	$1,735	$1,270	$465	$1,502	$2,460	$(958)
Share of PDP net gain (loss) from gain on sale of Tenerife	—	264	(264)	—	30,019	(30,019)
Impairment of PDP	—	—	—	—	(5,332)	5,332
Share of Karnival net gain (loss) (excluding gain on excess distributions over investment)	—	9	(9)	24	63	(39)
Gain on excess distributions over investment of Karnival	—	—	—	1,201	—	1,201
Impairment of Karnival	—	(3,005)	3,005	—	(3,005)	3,005
Share of FCG net gain (loss) (excluding gain on sale of land)	(5,881)	(5,378)	(503)	(8,559)	(9,261)	702
Share of FCG net gain (loss) from gain on sale of land	—	—	—	1,623	—	1,623
	$(4,146)	$(6,840)	$2,694	$(4,209)	$14,944	$(19,153)

Share of loss from equity method investments decreased for the three months ended September 30, 2026 and share of loss from equity method investments increased for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by:

•
PDP: Share of gain from PDP increased for the three months ended September 30, 2026 due to improvements in performance of the Mallorca property. Share of gain for the nine months ended September 30, 2026 decreased primarily driven by the sale of the Sol Tenerife Hotel in the second quarter of 2025.

As of June 30, 2025, the Company recognized an other-than-temporary impairment charge of $5.3 million, which is recorded in Share of gain (loss) from equity method investments.

•
Karnival: Share of net gain from Karnival increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by a gain on excess distributions over investment of $1.2 million in the second quarter of 2026 and the other-than-temporary impairment charge of $3.0 million recognized in the third quarter of 2025.
•
FCG: We recognize 100% of net gain (loss), less 9% preferred return to QIC and amortization of the basis difference on deconsolidation of FCG. See “Segment Reporting” below for further details.

Interest expense

Interest expense decreased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by decreases in both short and long-term debt resulting from principal payments made during the period and exchange of debt and accrued interest for shares of Series B Preferred Stock in the third quarter of 2025.

Change in fair value of warrant liability

As of March 31, 2025, all warrant liabilities were reclassified to equity and do not require subsequent fair value measurement. See “Note 8 – Stock warrants” in our unaudited condensed consolidated financial statements.

Foreign exchange transaction gain (loss)

Foreign exchange transaction gain decreased for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily attributable to the decrease of the U.S. denominated related party debt with a Spanish subsidiary.

Segment Reporting

The following table presents selected information about our segments’ results:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenues:
FCG	$5,238	$5,745	$(507)	$30,771	$24,336	$6,435
FBC	1,024	—	1,024	1,047	—	1,047
Destinations Operations	414	442	(28)	561	588	(27)
Falcon's Attractions	3,866	1,819	2,047	10,905	2,706	8,199
FCG deconsolidation	(5,238)	(5,745)	507	(30,771)	(24,336)	(6,435)
Unallocated corporate revenue	1,985	1,793	192	5,770	5,017	753
Total revenue	7,289	4,054	3,235	18,283	8,311	9,972
Segment income (loss) from operations:
FCG	(3,644)	(3,174)	(470)	(1,865)	(2,888)	1,023
FBC	125	—	125	128	—	128
Destinations Operations	145	110	35	(250)	(510)	260
PDP	1,735	1,270	465	1,501	2,459	(958)
Falcon's Attractions	(1,153)	(1,730)	577	(3,374)	(4,470)	1,096
Other Brand and Media Services	(241)	(286)	45	(544)	(709)	165
Total segment income (loss) from operations	(3,033)	(3,810)	777	(4,404)	(6,118)	1,714
Unallocated corporate overhead	(2,114)	(1,611)	(503)	(7,739)	(7,195)	(544)
Elimination FCG segment income (loss) from operations	3,644	3,174	470	1,865	2,888	(1,023)
Share of income (loss) from FCG	(5,881)	(5,378)	(503)	(6,936)	(9,261)	2,325
Transaction credit	—	10	(10)	15,057	1,788	13,269
Depreciation and amortization expense	(126)	(168)	42	(390)	(212)	(178)
Share of equity method investee's gain on Tenerife Sale	—	264	(264)	—	30,019	(30,019)
Impairment of PDP	—	—	—	—	(5,332)	5,332
Gain on excess distributions over investment of Karnival	—	—	—	1,201	—	1,201
Impairment of Karnival	—	(3,005)	3,005	—	(3,005)	3,005
Interest expense	(185)	(930)	745	(577)	(3,104)	2,527
Interest income	6	4	2	19	9	10
Change in fair value of warrant liabilities	—	—	—	—	2,886	(2,886)
Foreign exchange transaction gain (loss)	26	(61)	87	44	2,146	(2,102)
Gain on bargain purchase of OES Acquisition	—	1,098	(1,098)	—	1,098	(1,098)
Net income (loss) before taxes	$(7,663)	$(10,413)	$2,750	$(1,860)	$6,607	$(8,467)
Income tax (expense) benefit	—	1	(1)	—	1	(1)
Net income (loss)	$(7,663)	$(10,412)	$2,749	$(1,860)	$6,608	$(8,468)

•
FCG segment loss increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily as a result of timing of certain current long-term contracts. FCG segment loss decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily as a result of an increase in margins on certain current long-term contracts and gain on sale of land. FCG's net income (loss) was adjusted for accretion of preference dividend and fees, and amortization of basis difference as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Share of FCG net income (loss), before adjustments	$(4,210)	$(3,776)	$(434)	$(3,575)	$(4,471)	$896
Share of FCG net income (loss) from gain on sale of land	—	—	—	1,623	—	1,623
Preferred unit dividend accretion	(845)	(776)	(69)	(2,507)	(2,313)	(194)
Basis difference amortization	(826)	(826)	—	(2,477)	(2,477)	—
	$(5,881)	$(5,378)	$(503)	$(6,936)	$(9,261)	$2,325

FCG revenues decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, compared to the same periods in 2025, as a result of the timing of certain contract performance obligations. As of September 30, 2026, the contracted pipeline for FCG was $13.0 million.

FCG project design and build expense decreased for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by timing of certain current long-term contracts. FCG project design and build expense increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by an increase in project revenues.

•
FBC segment income increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, as a result of the commencement of operations in 2026.

FBC revenues increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, as a result of the commencement of operations in 2026. As of September 30, 2026, FBC had a contracted pipeline of $10.9 million.

•
Destinations Operations segment income increased for the three months ended September 30, 2026 and segment loss from operations decreased for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by decreased shared services allocations.
•
PDP's share of segment income increased for the three months ended September 30, 2026 due to improvements in performance of the Mallorca property. Share of segment income decreased for the nine months ended September 30, 2026 as a result of the sale of the resort hotel at Tenerife.
•
Falcon's Attractions segment loss decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The improvement in segment performance reflects the continued scaling of attraction services and product sales activities following the acquisition of OES in May 2025. The acquisition expanded our attraction services capabilities and established the foundation of the Falcon’s Attractions segment. As of September 30, 2026, Falcon's Attractions had a contracted pipeline of $17.1 million.

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

The following table sets forth reconciliations of net income (loss) under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Net income (loss)	$(7,663)	$(10,412)	$2,749	$(1,860)	$6,608	$(8,468)
Interest expense	185	930	(745)	577	3,104	(2,527)
Interest income	(6)	(4)	(2)	(19)	(9)	(10)
Income tax expense (benefit)	—	(1)	1	—	(1)	1
Depreciation and amortization expense	126	168	(42)	390	212	178
EBITDA	(7,358)	(9,319)	1,961	(912)	9,914	(10,826)
Transaction credit	—	(10)	10	(15,057)	(1,788)	(13,269)
Share of equity method investee's gain on sale of land	—	—	—	(1,623)	—	(1,623)
Share of equity method investee's gain on Tenerife Sale	—	(264)	264	—	(30,019)	30,019
Impairment of PDP	—	—	—	—	5,332	(5,332)
Gain on excess distributions over investment of Karnival	—	—	—	(1,201)	—	(1,201)
Impairment of Karnival	—	3,005	(3,005)	—	3,005	(3,005)
Change in fair value of warrant liabilities	—	—	—	—	(2,886)	2,886
Gain on bargain purchase of OES Acquisition	—	(1,098)	1,098	—	(1,098)	1,098
Adjusted EBITDA	$(7,358)	$(7,686)	$328	$(18,793)	$(17,540)	$(1,253)

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

The following table sets forth reconciliations of net income (loss) for FCG under U.S. GAAP to Adjusted EBITDA for the following periods:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Net income (loss)	$(4,210)	$(3,776)	$(434)	$(1,952)	$(4,471)	$2,519
Interest expense	136	151	(15)	416	451	(35)
Interest income	(12)	(14)	2	(36)	(16)	(20)
Income tax expense (benefit)	48	26	22	121	40	81
Depreciation and amortization expense	357	354	3	1,072	1,027	45
EBITDA	(3,681)	(3,259)	(422)	(379)	(2,969)	2,590
Gain on sale of land	—	—	—	(1,623)	—	(1,623)
Adjusted EBITDA	$(3,681)	$(3,259)	$(422)	$(2,002)	$(2,969)	$967

Liquidity and Capital Resources

Sources and Uses of Liquidity

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. Our primary short-term cash requirements are to fund working capital, short-term debt, acquisitions, contractual obligations and other commitments. Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, location-based entertainment, media production and research and development for growth initiatives. Our principal sources of liquidity are funds from operations, borrowings, equity contributions from investors, distributions from equity method investees, and cash on hand.

As of September 30, 2026, our total indebtedness was approximately $16.1 million. We had approximately $1.9 million of cash, including $0.5 million of restricted cash, and $12.9 million available for borrowing under our lines of credit.

We anticipate managing our operations to ensure that our existing cash on hand and unused capacity on our existing lines of credit, along with cash flows from operations, distributions from equity method investees, additional debt and equity capital raises, and our portfolio of assets, potential monetization of non-core investments, and expected distributions from PDP associated with the return of required withholding taxes from the sale of the Sol Tenerife Hotel in 2025, can provide additional liquidity over the next twelve months to meet our short-term needs. Management’s assessment of our ability to meet our obligations over the next twelve months is based on current liquidity levels and assumes the continued execution of our operating plan and certain financing and capital initiatives. While we generated positive cash flows from operations for the nine months ended September 30, 2026, representing an improvement from negative operating cash flows in prior comparable periods, we have ongoing capital needs to support our growth initiatives and to settle short-term debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives; however, because these actions had not been completed as of the date of issuance of these financial statements, they do not alleviate the substantial doubt described above. We continue to take active steps to strengthen our capital position and improve liquidity, including pursuing additional financing and evaluating strategic alternatives. While management believes these actions may enhance our financial flexibility, they do not change the conclusion that substantial doubt exists about our ability to continue as a going concern.

As of September 30, 2026, we have a working capital deficit of $9.3 million, driven by the $7.0 million Deferred Loan Settlement, which is included within the $8.5 million of debt obligations classified as current based on their contractual maturity dates, and $8.7 million of contract liabilities. Contract liabilities increased as a result of billings and customer payments received in advance of satisfying the related performance obligations, primarily under new creative and attraction services contracts. Although these contract liabilities are classified as current liabilities, their settlement is generally expected to occur through the delivery of goods and services and the recognition of revenue rather than through a cash repayment. We continue to evaluate financing alternatives with respect to these obligations and may utilize available cash to settle such obligations, to the extent sufficient liquidity is available. See “Note 6 – Long-term debt and borrowing arrangements” and “Note 3 – Revenue” in our unaudited condensed consolidated financial statements for further discussion.

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

Contractual and Other Obligations

Tax Receivable Agreement

In connection with the Closing of the Business Combination, we entered into the Tax Receivable Agreement with Falcon’s Opco, the TRA holder representative, certain members of Falcon’s Opco (together with the Company, the “TRA Holders”) and other persons from time-to-time party thereto. Pursuant to the Tax Receivable Agreement, among other things, Falcon's Opco is required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of new Falcon’s Opco units for Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, our obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement. On October 24, 2024, we and Exchange TRA Holders entered into an Amendment to the Tax Receivable Agreement to clarify the rights of a TRA Holder that transfers units but does not assign the transferee its rights under the TRA Agreement with respect to such transferred units.

Transaction costs

Based on developments from the court cases related to the Business Combination, payments of previously accrued expenses are no longer probable, which resulted in the recognition of a transaction credit of $15.1 million for the nine months ended September 30, 2026. Following the reversal of these no longer probable accrued transaction expenses, we have a remaining accrual for transaction expenses related to the Business Combination of $1.1 million.

See “Note 7 – Commitments and contingencies” in our unaudited condensed consolidated financial statements for further discussion.

Related Party Loans

We have two financing agreements with Infinite Acquisitions with a total outstanding balance of $7.6 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively.

We have a financing agreement with Katmandu Ventures, LLC (“Katmandu Ventures”) with a total outstanding balance of $0.6 million as of September 30, 2026. The loan was due on May 16, 2025 and we are in negotiations to amend the loan. There was a total outstanding balance of $1.1 million as of December 31, 2025, which was inclusive of a second financing agreement that was repaid in full during February 2026.

See “Note 6 – Long-term debt and borrowing arrangements” in our unaudited condensed consolidated financial statements for further discussion.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine months ended September 30,
	2026	2025	$ Change
Cash provided by (used in) operating activities	$2,114	$(20,280)	$22,394
Cash provided by (used in) investing activities	(2,562)	23,189	(25,751)
Cash provided by (used in) financing activities	537	2,768	(2,231)

Cash Flows from Operating Activities

Net cash flows provided by operating activities increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to improved operating performance and favorable changes in working capital. In addition, we received a $3.5 million dividend distribution from PDP in the current period.

Cash Flows from Investing Activities

Net cash used in investing activities increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily related to the absence of the dividend distribution from PDP from the gain on sale from Tenerife in the prior period. In the current period we made short-term advances of $8.0 million to FCG during the current period, compared to $2.0 million during the prior period. This was partially offset by $5.4 million dividend distributions we received from Karnival.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower net borrowings. Net debt proceeds were $0.5 million during the current period, compared to $2.7 million during the prior period.

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

We generate revenue from the following revenue streams:

•
Shared services: We provide corporate shared services to FCG on a time-and-materials basis and recognize revenue using the right-to-invoice practical expedient.
•
Destinations operations services: Revenue is derived from management and incentive fees, typically based on a percentage of revenues or profits of managed operations. We apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.
•
Creative and attraction services: The FBC segment provides creative and advisory services including destination strategy, master planning, and experiential and attraction design for entertainment and hospitality destinations. The Falcon's Attractions segment provides engineering services, fabrication, integration, installation and maintenance services and in-service support for ride systems and attraction hardware. Both segments typically are under project-specific contractual arrangements or on a time-and-materials basis. Revenue from project-based arrangements is recognized over time using the cost-to-cost input method when the criteria for over-time recognition are met, based on costs incurred relative to total estimated costs. Revenue from time-and-materials arrangements is recognized over time as the services are provided using the right-to-invoice practical expedient when the amount invoiced corresponds directly to the value of our performance completed to date.
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
•
Destinations operations services and Creative and attraction services for time-and-materials contracts generally consist of a single performance obligation satisfied over time, representing a series of distinct services that are substantially the same and have the same pattern of transfer.
•
Creative and attraction services for project-based contracts typically contain a single performance obligation involving the delivery of highly customized and integrated goods and services.
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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control over financial reporting.

Previously Reported Material Weaknesses

As previously disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation and audit of the 2023 consolidated financial statements, management concluded that material weaknesses existed in our internal control over financial reporting with respect to our Risk Assessment, Control Activities, Monitoring, Control Environment and Information and Communication. These material weaknesses continue to exist as of September 30, 2026.

Remediation Efforts

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses discussed above. Our detailed remediation plans, which are currently in process, include the following actions:

•
We have designed and implemented systems and controls to enable effective and timely review of period end close procedures and accounting review processes. We continue to evaluate the design of these controls, enhance the related process and control documentation, and identify opportunities to strengthen their implementation and operation.
•
We have hired additional qualified accounting and financial reporting personnel to support the nature, growth and complexity of our business. As a result of these hires, we have transitioned a greater portion of the review of significant accounting transactions and other new or complex technical accounting and financial reporting matters, including the preparation and review of accounting memoranda, to internal personnel, reducing our reliance on a third-party global consulting firm. We continue to engage the firm on a limited basis to supplement our internal review of certain complex technical accounting matters.
•
Management is leading a comprehensive, ongoing assessment of our internal control environment, with support from a third-party consulting firm. Under this assessment, we have begun documenting and evaluating our existing processes and controls, and we have begun evaluating our information technology general controls over the systems used in financial reporting, including user access and segregation of duties. Design and implementation testing of existing controls will follow as these evaluations are completed.

We are committed to continuing to strengthen our internal control over financial reporting and will refine our remediation plan as appropriate, including implementing additional measures if management determines they are necessary.

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

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These reversals reflect management’s updated assessment that the recognition criteria for a loss contingency under ASC 450 are no longer met and as such, no accruals pertaining to the aforementioned have been recorded as of September 30, 2026. Based on the current assessment that a loss is no longer probable, no estimate of possible loss or range of loss can be made at this time, and an adverse outcome could have a material effect on the Company’s financial condition, results of operations, or cash flows in a future period.

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

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our products and services may result in reputational harm, competitive harm or legal liability.

We have in the past, and will in the future, integrate new and evolving technologies, such as AI, into our products and services. As with many innovations, AI presents risks and challenges that could affect its adoption and, as a result, our business. We currently have, and may continue to have, certain customer contracts that prohibit or restrict our use of AI for these customers. Our implementation of AI in our products and services may have unintended consequences due to its inherent limitations or our failure to use it effectively including by potentially, but inadvertently, violating the terms of these customer contracts which could harm our business financially or reputationally. Additionally, the intellectual property ownership and license rights of new technologies in the artificial intelligence space have not been fully addressed by U.S. or global courts. As a result of our use or development of AI, we may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets, or other materials that we provide as inputs to AI technology.

To the extent we develop or use this technology more broadly in the future, we may encounter other significant legal risks related to, among other things, data breaches, website terms of service claims, tort claims, claimed violations of privacy, and data or consumer protection laws. The regulatory landscape surrounding artificial intelligence is evolving, and the expanded use of machine learning technologies may become subject to regulatory scrutiny under new laws or new interpretations of existing laws. Failure to comply with applicable artificial intelligence-related regulations, or to adapt to new regulatory requirements as they emerge, could result in fines, penalties, litigation, or restrictions on our business operations.

Conversely, our failure to adequately use or develop AI may place us at a competitive disadvantage. Our competitors or other third parties may incorporate AI in a similar or different manner, and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Our failure to appropriately protect against any of the above, or any other associated change with a dynamic and novel technology like AI, could have a materially adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of the Company's directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2026	FALCON’S BEYOND GLOBAL, INC.
(Registrant)

	By:	/s/ Joanne Merrill
Joanne Merrill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Authorized Signatory)